Form 10-Q/A
period 1995-09-30
CHANTAL PHARMACEUTICAL CORP
filed 1996-10-15
CIK 721408

================================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              FORM 10-Q/A - NO. 1


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 1995

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________
 .

                         Commission File Number 0-13304


                       CHANTAL PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)


                      DELAWARE                               22-2276346
          (State or other jurisdiction of                  (I.R.S. Employer
           incorporation or organization)                 Identification No.)

12121 WILSHIRE BOULEVARD, LOS ANGELES, CALIFORNIA                90025
    (Address of principal executive offices)                   (Zip Code)


      Registrant's telephone number, including area code:  (310) 207-1950


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X    No
                                                   ---       ---

The number of shares of Common Stock, $.01 par value, outstanding as of September 30, 1996 was 17,950,516.


================================================================================

                       CHANTAL PHARMACEUTICAL CORPORATION

                          INDEX TO FORM 10-Q/A - No. 1





Part I:  Financial Information (unaudited)                                                    Page Number
------------------------------------------                                               ----------------
         Item 1 - Financial Statements


         Consolidated Balance Sheets as of September 30, 1995
                 and June 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

         Consolidated Statements of Operations for the three months ended September 30, 1995 and September 30, 1994  . . . . . . . . . . . . . . .  4

         Consolidated Statement of Stockholders' Equity for the
                 three months ended September 30, 1995  . . . . . . . . . . . . . . . . . . . .  5

         Consolidated Statements of Cash Flows for the three months ended September 30, 1995 and September 30, 1994  . . . . . . . . . . . . . . .  6

         Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . .  7


         Item 2  Management's Discussion and Analysis
                 of Financial Condition and Results of Operations . . . . . . . . . . . . . .   11


         Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

                         PART I  FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                       CHANTAL PHARMACEUTICAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                September 30,           June 30,
 ASSETS                                                                              1995                 1995
 ------                                                                        ---------------         ---------
 Current assets                                                                  (unaudited)
   Cash and cash equivalents                                                     $    8,397,202    $   2,824,644
   Short-term investment                                                                100,000          100,000
   Accounts receivable, trade                                                         4,643,939        3,064,087
   Inventory                                                                          3,706,125        2,747,050
   Prepaid expenses                                                                     393,591          364,420
                                                                                 --------------    -------------
        Total current assets                                                         17,240,857        9,100,201
 Property and equipment, at cost:
   Equipment and machinery                                                            1,550,371        1,419,202
   Furniture, fixtures and leasehold improvements                                       390,615          369,804
   Less accumulated depreciation and amortization                                   (1,265,837)      (1,199,511)
                                                                                 --------------    -------------
   Net property and equipment                                                           675,149          589,495
 License rights, net of accumulated amortization of $516,391
     at September 30, 1995 and $307,902 at June 30, 1995                              7,823,154        8,031,643
 Patents and trademarks, net of accumulated amortization of
     $55,126 at September 30, 1995 and $53,403 at June 30, 1995                          61,988           63,712
 Prepaid royalties, net                                                                 801,047          822,281
 Deposits and other assets                                                              624,554          373,398
 Organization cost, net                                                                 125,560          133,407
                                                                                 --------------    -------------
        TOTAL ASSETS                                                             $   27,352,309    $  19,114,137
                                                                                 ==============    =============
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
   Accounts payable                                                              $    1,345,224    $     849,106
   Accrued liabilities                                                                  405,052          255,513
   Income taxes payable                                                                  17,225           17,225
   Allowance for sales returns                                                          213,221           90,216
   Royalties payable                                                                    529,026          700,000
   Current portion of long-term capital lease obligation                                 62,760           62,760
   Short-term borrowings                                                                109,578          105,557
                                                                                 --------------    -------------
     Total current liabilities                                                        2,682,086        2,080,377

 Long term liabilities
   Capital lease obligation, less current portion                                       456,642          489,313
   Deferred royalties, less current portion                                             350,000          350,000
                                                                                 --------------    -------------
     Total liabilities                                                                3,488,728        2,919,690
 Commitments and contingencies
   Minority interest                                                                  1,797,650        1,793,052
 Stockholders' equity
 Preferred stock, $.10 par value; 1,000,000 shares authorized; 530,000 and
     30,000 Preferred shares issued and outstanding at September 30, 1995
     and June 30, 1995, respectively                                                     53,000            3,000
     Total voluntary or involuntary liquidation preference of $150,000 at
     September 30, 1995 and  June 30, 1995, respectively
 Common stock, $.01 par value; 20,000,000 shares authorized; 17,850,516 and
     16,820,516 shares issued and outstanding at September 30, 1995 and June
     30, 1995, respectively                                                             178,505          168,205
 Additional paid-in capital-preferred stock                                           2,351,000          147,000
 Additional paid-in capital-common stock                                             50,913,260       46,294,440
 Accumulated deficit                                                               (31,429,834)     (32,211,250)
                                                                                 --------------    ------------
      Total stockholders' equity                                                     22,065,931       14,401,395
                                                                                 --------------    -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   27,352,309    $  19,114,137
                                                                                 ==============    =============


                            See accompanying notes.

                       CHANTAL PHARMACEUTICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

      For the three months ended September 30, 1995 and September 30, 1994

                                  (unaudited)



                                                               Three Months Ended
                                                                  September 30,
                                                             1995              1994
                                                       -------------       --------------
Revenues:
  Product sales                                         $  5,330,527        $    269,817
  Sales returns and allowance                               (161,043)                  -
  Other                                                       31,092              11,829
                                                        ------------        ------------
    Total revenues                                         5,200,576             281,646

Costs of goods sold                                          832,452              48,739
                                                        ------------        ------------
Gross profit                                               4,368,124             232,907

  Marketing and other expenses
  related to cosmetic line                                 2,194,912             203,469

  General and administrative                               1,018,557             144,812

  Amortization of license rights                             229,723                   -

  Research and development                                   155,291             359,983
                                                        ------------        ------------
Income (loss) from operations                                769,641            (475,357)

Other income (expense):
  Interest income                                             40,962                 134
  Interest expense:                                          (25,158)            (21,870)
                                                        ------------        ------------

Income (loss) before income taxes
  and minority interest                                      785,445            (497,093)

  Income taxes                                                    -                    -

  Minority interest                                           (4,029)             13,203
                                                        ------------        ------------

Net income (loss)                                       $    781,416        $   (483,890)
                                                        ============        ============

Net income (loss) per share                             $       0.04        $      (0.04)
                                                        ============        ============

Weighted average shares outstanding                       17,817,183          11,333,850
                                                        ============        ============





                            See accompanying notes.

                       CHANTAL PHARMACEUTICAL CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                Period from June 30, 1995 to September 30, 1995

                                  (unaudited)


                                                                    COMMON
                             PREFERRED    PREFERRED      COMMON     SHARES
                               SHARES    SHARES SUB-     SHARES      SUB-      PREFERRED    PREFERRED STOCK
                               ISSUED      SCRIBED       ISSUED     SCRIBED      STOCK        SUB-SCRIBED        COMMON STOCK
                             ---------   ----------      ------     -------    ---------    ---------------      ------------
Balances, June 30, 1995         30,000          -      16,820,516        -       $ 3,000              -         $    168,205

Common shares issued for
consulting fee in July 1995          -          -          30,000        -             -              -                  300

Common shares issued at
$4.90 per share for cash
less expeses of $391,300
in private placement in
August 1995                          -          -       1,000,000        -             -              -               10,000

Preferred shares issued
at $4.90 per share for
cash less expense of
$196,000 in private
placement in August 1995       500,000          -               -        -        50,000              -                    -

Net Income                           -          -               -        -             -              -                    -
                               -------    -------     -----------    -----       -------      ---------        -------------
Balance, September 30, 1995    530,000          -      17,850,516        -       $53,000      $       -        $     178,505
                               =======    =======     ===========    =====       =======      =========        =============



                                                    PREFERRED STOCK        COMMON STOCK
                                   COMMON STOCK    ADDITIONAL PAID-IN   ADDITIONAL PAID-IN      ACCUMULATED
                                    SUBSRIBED           CAPITAL              CAPITAL              DEFICIT            TOTAL
                                   ------------     ---------------     ------------------      -----------          -----
Balances, June 30, 1995              $    -           $  147,000           $ 46,294,440        $(32,211,250)      $ 14,401,395

Common shares issued for
consulting fee in July 1995               -                    -                120,120                   -            120,420

Common shares issued at
$4.90 per share for cash
less expeses of $391,300
in private placement in
August 1995                               -                    -              4,498,700                   -          4,508,700

Preferred shares issued
at $4.90 per share for
cash less expense of
$196,000 in private
placement in August 1995                  -            2,204,000                      -                   -          2,254,000

Net Income                                -                    -                      -             781,416            781,416
                                     ------           ----------           ------------        ------------       ------------
Balance, September 30, 1995          $    -           $2,351,000           $ 50,913,260        $(31,429,834)      $ 22,065,931
                                     ======           ==========           ============        ============       ============





                            See accompanying notes.

                       CHANTAL PHARMACEUTICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the three months ended September 30, 1995 and September 30, 1994

                                  (unaudited)

                                                                     Three Months Ended
                                                                         September 30,

                                                                     1995             1994
                                                                 ----------       ----------
 Cash flows from operating activities:

 Net income (loss)                                              $   781,416       $ (483,890)
 Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
       Depreciation and amortization                                307,891           53,292
       Provisions for sales return                                  123,005                -
       Minority interest                                              4,029          (13,203)
       Loss on disposition of assets                                      -                -
       Common stock issued in satisfaction of
         consulting and legal fee                                   120,420                -
       Changes in operating assets and liabilities:
          Accounts  receivable, trade                            (1,579,852)        (151,762)
          Inventories                                              (959,075)         (21,059)
          Prepaid expenses (net)                                    (29,171)         (18,166)
          Other assets                                             (252,859)          (8,662)
          Accounts payable and accrued liabilities                  474,684         (123,417)
                                                                -----------       ----------
 Net cash used in operating activities                           (1,009,512)        (766,867)
                                                                -----------       ----------

 Cash flows from investing activities:
   Purchase of short-term certificate of deposit                          -
   Additions to property and equipment                             (151,980)               -
                                                                -----------       ----------
 Net cash provided by (used in) investing activities               (151,980)               -
                                                                -----------       ----------

 Cash flows from financing activities:
   Proceeds from issuance of short-term debt                          4,021          (39,524)
   Payments on short-term debt                                            -                -
   Payments on capital lease obligation                             (32,671)         (13,038)
   Proceeds from issuance of common stock                         4,508,700          920,000
   Proceeds from issuance of preferred stock, net                 2,254,000                -
                                                                -----------       ----------
 Net cash provided by financing activities                        6,734,050          867,438
                                                                -----------       ----------
 Net increase (decrease) in cash and
   cash equivalents                                               5,572,558          100,571
 Cash and cash equivalents:
   At beginning of period                                         2,824,644          137,430
                                                                -----------       ----------
   At end of period                                             $ 8,397,202       $  238,001
                                                                ===========       ==========





                            See accompanying notes.

                       CHANTAL PHARMACEUTICAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995
                                  (unaudited)


NOTE 1 - GENERAL


The financial information contained in this report should be read in conjunction with the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 1995. It should be noted that unaudited results for interim periods may not be indicative of the actual results for an entire year and that accounting measurements at interim dates may be less precise than at year end. In the opinion of the Company's management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements have been made.

Prior to October 1, 1994, the Company was considered to be in the development stage as defined by Statement of Financial Accounting Standards No. 7 "Accounting and Reporting By Development Stage Enterprises" ("SFAS No. 7").
Due to the launch of the Company's Ethocyn-based cosmetic line during the first quarter of fiscal year 1995, the Company began realizing revenues associated with its planned principal operations. Accordingly, beginning October 1, 1994, the Company emerged from the development stage and began amortizing license rights and organization costs which were previously unamortized in accordance with SFAS No. 7.

The financial statements for the three months ended September 30, 1995 have been restated to reflect a reduction in net revenues from that originally recorded, see Note 4.

Principles of consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its 90.33% owned subsidiary, Chantal Skin Care Corporation ("Chantal Skin Care"). All significant intercompany accounts and transactions have been eliminated.


Net earnings (loss) per share

The computation of earnings or loss per share in each year is based on the weighted average number of common shares outstanding. When dilutive, stock option, warrants and convertible Preferred Stock are included as share equivalents using the treasury stock method. Primary and fully diluted earnings per share are the same for each of the years presented.

                       CHANTAL PHARMACEUTICAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995
                                  (unaudited)


NOTE 2 - INVENTORY

Inventory is stated at the lower of cost (first-in, first-out) or market. Inventory consisted of the following:


                                                                September 30,             June 30,
                                                                    1995                    1995
                                                                ------------            ------------
                  Finished goods                                 $1,943,173              $  157,354
                  Compound                                          818,136               1,027,936
                  Work in progress                                  107,801                 499,272
                  Raw materials and componentry                     837,015               1,062,488
                                                                 ----------              ----------
                                                                 $3,706,125              $2,747,050
                                                                 ==========              ==========





Included in finished goods inventory as of September 30, 1995 are products which were the subject of change in package UPC labeling in the second quarter and with respect to which the financial statements for the three months ended September 30, 1995 have been restated.

Included in finished goods inventory as of September 30, 1995 and June 30, 1995 are certain products that are available for sale which also may be used by the Company for clinical testing. However, at this time, the Company does not anticipate that any inventory on hand will be used for Company sponsored research and development purposes.

NOTE 3 - LICENSE RIGHTS AND PREPAID ROYALTIES

Prepaid royalties from CBD Pharmaceutical Corporation ("CBD"), a related party, and license rights from SIG Investment Group Establishment ("SIG") are recorded at cost. Amortization of such costs is provided by use of the straight-line method over ten years, their estimated useful lives. The Company began amortization of prepaid royalties and license rights upon the Company's emergence from the development stage in fiscal year 1995. The accumulated amortization expense for prepaid royalties and license rights was $48,328 and $516,391, respectively.

NOTE 4 - REVENUE RECOGNITION

The Company's sales terms, for all sales by its own direct response telemarketing operators and all its distributors, allows the end-user customer the right to return the product within 75 days for a full refund of the purchase price. Distributors, both U.S. and international, can only return a) product which does not meet specifically defined product specification (i.e., product contamination, broken componentry, etc.) or b) product returned by end user customers. The Company recognizes anticipated returns based on the average rate of return to date. Sales returns and allowances are presented separately as a reduction of product sales.

                       CHANTAL PHARMACEUTICAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995
                                  (unaudited)


NOTE 4 - REVENUE RECOGNITION (Continued)


The Company has the right under its distribution agreement with the Company's U.S. distributor, Stanson Marketing, Inc. ("Stanson") to direct Stanson to ship to its customers on what is known in the industry as an 'autoship basis', which, in accordance with industry standards requires such customers to purchase higher shelf inventory levels of product. As defined in the distribution agreement, Stanson's payment terms are: a) 90 days for non-autoship orders prior to December 31, 1995; b) 60 days for non-autoship orders after January 1, 1996; c) upon the earlier of ten days after Stanson receives payment from its customer or 180 days after shipment of product by the Company to Stanson for autoship product orders.

In the Company's first quarter, $10,543,637 of product was shipped to Stanson and was originally recorded as revenue. The Company, during the second quarter, took back a portion of the products previously shipped to Stanson to redo uniform product code labeling, and reshipped. In consideration and accommodation to the Company's distributor for the redoing of uniform product code labeling, the Company's distributor's payment term for subject products was extended. The Company's then independent accountants advised the Company that according to generally accepted accounting principles, these events made it necessary to offset the original shipment as if products were returned in the first quarter. In addition, in the second quarter, the Company directed Stanson to commence shipment on an autoship basis to all possible customers, which resulted in $21,662,831 of product being shipped to Stanson, including $5,955,000 of product that was the subject of changes in package UPC labeling in the second quarter.

As a result, the financial statements as of and for the three months ended September 30, 1995 have been restated to reflect a $5,955,000 reduction in product sales from the amount initially recorded in that period.

Other revenues is comprised of revenues ancillary to product sales.

NOTE 5 - CONCENTRATION OF CREDIT RISK

Concentration of credit risk in the Company's uncollateralized accounts receivable balance at September 30, 1995 was approximately $4,000,000. This represented a receivable from Stanson, the Company's distributor, for non-sutoship orders, which was paid subsequent to September 30, 1995.

NOTE 6 - STOCKHOLDERS EQUITY

In August 1995, pursuant to a private placement, the Company sold 1,000,000 shares of common stock and 500,000 shares of Series C voting Convertible Preferred Stock at $4.90 per share. The net proceeds to the Company, after payment of placement fees, are $6,762,700 and are used for general corporate purposes.

In July 1995, the Company issued 30,000 shares of common stock to a European financial public relations company in payment of consulting fees.

As of September 30, 1995, 25,000 warrants to purchase shares of the Company's common stock at a price of $5.81 per share lapsed unexercised.

                       CHANTAL PHARMACEUTICAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995
                                  (unaudited)


NOTE 7 - INCOME TAXES

Based on the Company's projected net income (loss) for the fiscal year ending June 30, 1996, the Company has determined that by virtue of its net operating loss carryforwards no income taxes will be due for such period. Accordingly, the net operating loss carryforwards have been applied to the income for the three months ended September 30, 1995 and no provision for income taxes has been recorded.

                       CHANTAL PHARMACEUTICAL CORPORATION
ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Prior to October 1, 1994, the Company was considered to be in the development stage as defined by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting By Development Stage Enterprises" (SFAS No. 7). Due to the launch of the Company's Ethocyn-based cosmetic line during the first quarter of fiscal year 1995, the Company began realizing revenues associated with its planned principal operations. Accordingly, beginning October 1, 1994, the Company emerged from the development stage and began amortizing license rights and organization costs which were previously unamortized in accordance with SFAS No. 7. The commencement of full scale operations relating to the launch of the Company's Ethocyn-based cosmetic line significantly effects the comparability of results of operations for the current quarter with last year's quarter.

Net revenues for the three months ended September 30, 1995 increased to $5,200,576 from $281,646 for the three months ended September 30, 1994 principally due to revenues from the Company's sales of Ethocyn-based Chantal skin care products.

Net revenues of $5,200,576 for the three months ended September 30, 1995 as restated reflect a $5,955,000 reduction in product sales from the amount initially recorded in that period. The Company during the second quarter took back a portion of the products to redo uniform product code labeling, and reshipped under the autoship basis in the second quarter. In consideration and accommodation to the Company's distributor for the redoing of uniform product code labeling, the Company's distributor's payment term for subject products was extended.

Cost of goods sold as a percentage of revenues from product sales during the three months ended September 30, 1995 was 16% of revenues as compared with 18% of revenues for the three month period ended September 30, 1994. The slight decrease is due to reduced costs for componentry and increased manufacturing efficiencies.

Cost of goods sold as restated reflect the reduction in product sales discussed above.

Marketing and other expenses related to cosmetic sales increased in the three months ended September 30, 1995 to $2,194,912 from $203,469 in the three months ended September 30, 1994. These increases resulted from marketing and promoting the Ethocyn-based skin care products. The Company anticipates that although marketing expenses will increase as the Company expands its marketing program with respect to such products, such expense should decline over time as a percentage of revenues.

General and administrative expenses increased to $1,018,557 for the three months ended September 30, 1995 from $144,812 for the three months ended September 30, 1994. The increase in the three month period resulted principally from increase in rent, insurance and personnel expense.

Research and development expenditures decreased to $155,291 in the three months ended September 30, 1995 from $359,983 in the three months ended September 30, 1994. Research and development activities decreased, with the launch of the Chantal Ethocyn-based skin care product line in August 1994. The research and development represents ongoing stability and clinical testing of the Ethocyn-based Chantal Skin Care cosmetic products, continued analysis of data and test results of Cyoctol generated by The Upjohn Company, and Ethocyn scale-up synthesis and isomer resolution research.

Interest expense increased slightly for the three months ended September 30, 1995 as compared with the three months ended September 30, 1994 due to an increase in interest rates on short term borrowings during the September 1995 quarter.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, as restated, the Company had working capital of $14,558,771 and stockholders' equity of $22,065,931, including an accounts receivable of $4,000,000 from the Company's distributor, Stanson, which was paid subsequent to September 30, 1995.

The Company used net cash flows in operations of $1,009,512 for the three months ended September 30, 1995 principally due to increases in accounts receivables, partly offset by operating income, as well as increases in accounts payable and accrued liabilities. During the quarter ended September 30, 1994, cash flows used in operations were $766,867.

The Company used cash flows from investing activities of $151,980 for the three months ended September 30, 1995 for the purchase of computer and telemarketing equipment requisite for its marketing activities.

In August 1995, pursuant to a private placement under Regulation D of the Securities Act, the Company sold 1,000,000 shares of common stock and 500,000 shares of Series C Convertible Preferred Stock at $4.90 per share. The net proceeds to the Company from such sales, after placement fees, were $6,762,700 and will be used for general corporate purposes. The shares of Common Stock were registered for sale by investors in a registration statement declared effective January 5, 1996, subject to the agreement of the investors not to sell pursuant to such registration statement for 90 days following such effectiveness. The registration statement is currently not available for sales by such investors, pending amendment to reflect current financial information. Series C Preferred shares will automatically be converted into shares of Common Stock at the rate of one (1) share of the Company's Common Stock for each Series C Preferred share, at the later of (i) the day the Company's Certificate of Incorporation is amended to increase the number of authorized shares of Common Stock to at least 30,000,000, and (ii) the date a registration statement with respect to the Common Stock issuable upon such conversion is declared effective by the Securities and Exchange Commission. The Series C Preferred shares will also entitle the holder to dividends and to vote on stockholder matters as if converted into common shares and will have a liquidation preference of $1.00 per Series C Preferred share.

In June 1995, the Company completed the sale of 1,200,000 shares of common stock in a private placement under Regulation S of the Securities Act, for an aggregate $3,678,000 or an average price per share of $3.06, and received net proceeds from such sale of $3,540,000 or $2.95 per share, after selling commissions. The proceeds were used for working capital, primarily to fund the marketing campaign for the Ethocyn- based cosmetic product line and for the production of Ethocyn and the Ethocyn-based Chantal Skin Care cosmetic products.

On February 24, 1995, the Company announced that it had decided to seek to acquire the shares of Chantal Skin Care (formerly Cyto Skin Care Corporation) which the Company did not then presently own. In furtherance thereof, on March 9, 1995, the Company commenced an exchange offer seeking to acquire the shares of Chantal Skin Care owned by shareholders located outside the United States, through the exchange of one (1) share of Company Common Stock for one share of Chantal Skin Care common stock. On June 16, 1995, the Company accepted for exchange 1,780,000 shares of Chantal Skin Care common stock. Accordingly, the Company now owns 12,690,812 shares of Chantal Skin Care common stock, or 90.33% of the outstanding Chantal Skin Care shares. The Company intends to effect a merger of Chantal Skin Care with and into a newly formed wholly owned subsidiary of the Company on the same one share for one share basis as the previously effected exchange with persons outside the United States.

The Company is engaged in the development of innovative compounds for use in dermatology and skin care pharmaceutical and consumer market products. The Company has three principal patented compounds for which it holds exclusive manufacturing and distribution rights, Cyoctol, Ethocyn and Metcyclor, none of which has completed the clinical testing required in order to be marketed as a pharmaceutical product in any major market. The Company is currently devoting its efforts to a worldwide Ethocyn-based skin care product launch with the expectation that in the future the cash flow to be generated from sale of these cosmetic products will contribute to funding the Company's other activities.

In connection with the ongoing Chantal Skin Care product launch, the Company has used significant cash flows to increase its compound and componentry inventories in anticipation of future sales of Ethocyn-based skin care products.

The Company has recently raised $10,302,700 net proceeds from sales of its common stock and Series C Convertible Preferred Stock. This includes private placements in June 1995 for $3,540,000 and in August 1995 for $6,762,700. The Company may consider raising additional funds to augment its working capital. This will enable the Company to fund the simultaneous rollout of the Chantal Skin Care product line in multiple distribution channels. There can be no assurance that, if the Company seeks to raise additional funds at this time, it will be able to effect a financing arrangement on acceptable terms.

In the long term, the Company expects to incur additional costs as it evaluates additional marketing and distribution channels for its Ethocyn-based cosmetic products and continues to develop certain of its compounds to pharmaceutical market approvals, both U.S. and foreign. In this regard, the Company may be required to obtain additional funds to complete the research and development and commercialization of such products. Such funds are expected to be obtained from one or more of the following sources: (i) sales of Ethocyn-based cosmetics products (ii) amounts to be received pursuant to the Company's license agreements, including royalties from anticipated sales of Ethocyn-based and Cyoctol-based products; (iii) strategic alliances with other companies, including joint venture, joint development or license agreements; and (iv) additional equity or debt offerings. However, there can be no assurance that the Company will be successful in obtaining additional funds from any of the foregoing sources.

From time to time, the Company may use inventory for research and development purposes. However, at this time, the Company does not anticipate any inventory on hand will be used for research and development purposes.

During fiscal 1992, the Company entered into a capital lease to finance the acquisition of certain improvements and equipment for its laboratory in Germany. In connection therewith, the Company recorded a $646,000 capital lease obligation that calls for monthly payments, in German marks, which, at current exchange rates, approximates $7,500 through December 31, 1995 and a decreasing balloon payment currently of $435,000 at the end of the lease term which continues on a yearly basis subject to termination of twelve months notice. The Company intends to continue using the laboratory for the foreseeable future and has not received, nor does it expects to receive a notice of termination from the lessor. Accordingly, the balloon payment is classified as a long term liability.

The Company, at this time, does not have any material commitments for capital expenditures.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CHANTAL PHARMACEUTICAL CORPORATION
                                       ----------------------------------
                                                 (Registrant)





October 14, 1996                      BY:  /s/ CHANTAL BURNISON
                                          --------------------------------
                                          CHANTAL BURNISON
                                          Chief Executive Officer and
                                          Chairman of the Board of Directors
                                          (Principal Executive, Financial
                                          and Accounting Officer)