Form 10-K
period 1996-06-30
CHANTAL PHARMACEUTICAL CORP
filed 1996-12-05
CIK 721408

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the Fiscal Year Ended   JUNE 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from                      to
                                    --------------------    ----------------.


                         Commission File Number 0-13304

                       CHANTAL PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                           22-2276346
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)


12121 WILSHIRE BOULEVARD, SUITE 1120, LOS ANGELES, CALIFORNIA       90025
     (Address of principal executive offices)                     (Zip Code)

      Registrant's telephone number, including area code:  (310) 207-1950

           Securities registered pursuant to Section 12(b) of the Act
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes   X      No
     -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $54,854,030 as of November 15, 1996.

The number of shares of Common Stock, $.01 par value, outstanding as of November 15, 1996 was 18,190,516.
================================================================================

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, particularly under Items 1 through 8, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements.

Specifically with respect to statements regarding the marketing and distribution of Chantal Skin Care products additional risks, uncertainties, and other factors include, among others, lower than expected consumer acceptance of the Company's products; introduction of competitive products; market acceptance, including by retailers, of the Company's advertising campaign and promotional activities; the availability of sale space within the ultimate retailer; and negative publicity which reflects on the Company as a whole or its products.

With respect to statements regarding the marketing and distribution of Chantal Skin Care products in territories other than the United States, additional risks, uncertainties, and other factors include, among others, executing agreements with distributors, implementation by the Company or its distributor of marketing and distribution programs, compliance with applicable regulatory requirements of each country, lower than expected consumer acceptance of the Company's products, and adverse changes in the economic or political conditions in the respective countries.

With respect to future development of the Company's compounds, such additional risks, uncertainties, and other factors include, among others, the process of obtaining FDA or other regulatory approval to market pharmaceutical products, the regulatory approval process can be lengthy and there is no assurance that any such approval will ever be obtained, the Company will be competing with large pharmaceutical companies which have substantially greater research, development, marketing, financial and personnel resources, and the Company has been primarily involved in the research and development of its compounds and has limited marketing experience.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-----------------

GENERAL
-------

         Chantal Pharmaceutical Corporation and its subsidiaries (the "Company") is primarily engaged in the research, development and marketing of innovative compounds for use as dermatological and skin care consumer products. The Company's current strategy is to focus initially through the marketing of its novel Ethocyn cosmetic ingredient on becoming an integrated cosmetic and skin care company. Ethocyn, one of three principal patented compounds for which the Company has exclusive manufacturing and distribution rights, is presently being marketed by the Company as a unique cosmetic product which helps improve the appearance of aged skin. The Company operates in one industry segment, the development and marketing of cosmetic and skin care products. The Company currently operates in one significant geographic segment and its plans are to extend the volume of product distribution into other geographic segments which may become significant in the future.

         Cyoctol and Metcyclor are the Company's two other principal patented compounds. Cyoctol is a non-steroidal, anti-androgen which is in various stages of clinical trials for the treatment of certain androgen mediated disorders, such as acne, male pattern baldness and keloids (excessive scarring). Metcyclor is in final stages of pre-clinical development for the treatment of certain cancers. The Company currently intends to continue the development of these ethical compounds on a limited basis. The Company expects that cash flows from the sale of the Ethocyn-based cosmetic products will contribute to future funding development of these compounds.

         The Company is pursuing an aggressive marketing campaign for the Ethocyn-based Chantal Skin Care product line. In connection therewith, in July 1995, the Company, in conjunction with its U.S. distributor, launched its nationwide retail marketing program for the Chantal Ethocyn-based skin care cosmetic products. Its U.S. Ethocyn product advertising program consists of thirty- and sixty-second television advertisements that feature individuals who have used the products on only one-half of their faces. Additionally, in progress is the production of Ethocyn product television commercials featuring celebrity spokesperson Ethocyn product users speaking to their being "Living Proof" testimonial of Ethocyn's efficacy in helping diminish the visible signs of skin aging. The Company also runs national magazine advertising campaigns as well as other print advertising in conjunction with the advertising program of the Company's U.S. distributor and retailers. The advertising is generally targeted to men and women over 35 years of age, the portion of the population that the Company believes are most benefited by use of the Company's products. The Company's products are currently being sold in 16,000 pharmacies and chain drug stores and dermatologist offices across the United States and Canada.

    The Company is also currently negotiating with foreign distribution outlets for Ethocyn-based product marketing and distribution throughout the world, including Europe and the Pacific Rim. Distribution in certain European and Pacific Rim countries is expected to take place in late 1996 and early 1997, concomitant with appearances by an Ethocyn celebrity spokesperson.

     Unless the context otherwise requires, the term "Company" refers to Chantal Pharmaceutical Corporation and its subsidiaries, generally, and specifically with respect to discussions of Ethocyn, Chantal Skin Care Corporation. The Company's executive offices are located at 12121 Wilshire Boulevard, Los Angeles, California 90025, and its telephone number is (310) 207-1950.

     For definitions of certain technical terms, see the Glossary which appears at the end of this Item.

ETHOCYN-BASED CHANTAL SKIN CARE PRODUCTS

     Ethocyn is the Company's proprietary cosmetic ingredient compound for use in skin care products to help modify certain components of skin aging. The Company believes, based on preliminary in vitro and clinical efficacy tests conducted to date, that Ethocyn helps to modulate skin tone, texture, resiliency and elasticity. The Company currently markets six skin care products through direct response marketing and its U.S. distributor to physicians and pharmacies in North America and Canada.

     Since 1983, the Company has conducted extensive pre-clinical efficacy and safety testing of Ethocyn in conformance with those standards and requisite for filing an IND application with the FDA (see "Government Regulations"). As a means of obtaining dose response, efficacy and marketing data, the Company in 1985 began selling, on a limited and controlled basis, a proprietary line of cosmetic products with Ethocyn as the active ingredient. Microscopic skin replica topography analysis efficacy data was obtained from this limited retail store consumer based population between 1985 and 1988. In 1988, the Company filed its Ethocyn IND application and received FDA approval to conduct Phase II clinical trials to evaluate Ethocyn as a potential skin aging, and elastin fiber increasing therapeutic treatment product. The Company believes that its marketing capabilities with respect to the cosmetic skin care treatment line may ultimately be enhanced if FDA market approval for Ethocyn is received, since the Company would then, should FDA approval be granted, be able to make medical treatment claims in its advertising and promotional campaigns with respect to the use of these products as a skin anti-aging therapy. The Company has not conducted any Ethocyn drug studies under the Ethocyn IND and no assurance can be given that such studies will be undertaken in the future. Ethocyn studies which have been undertaken were, and continue to be, conducted as cosmetic studies.

     The first results of an Ethocyn cosmetic clinical trial were presented on August 2, 1994 at the 43rd American Academy of Dermatology in San Francisco by Dr. Richard Strick, Clinical Professor of Dermatology at UCLA Medical Center. The results presented were of the six month study he conducted on Ethocyn at a 0.5% concentration. Dr. Strick reported a statistically significant (P=.005) increase in elastin fiber production at two months in the patients' participating in the study based on a computer analysis of microscopic slides of skin biopsies of the study's 20 patients before, during and after use of a topical solution containing Ethocyn. Dr. Strick reported that, on average, patients' skin elastin content increased 100%; while patients with initial low skin elastin fiber content realized increases ranging from 200% to over 500%.

     In January 1995, Dr. Strick completed a second 30-patient trial using the same 0.5% concentration in the Chantal Ethocyn Essence Vials' formulation presently for sale to consumers at large. This study further validated the results of the first study that patients' skin elastin content increased 100% on average at 60 days and further showed that patients' skin elastin increased 50% on average as early as at 30 days (P=.001). The second study also reported that patients' elastin levels decreased back to pretreatment use levels if Ethocyn use was not continued.

     Commercially available Chantal Skin Treatment Products include the Company's feature product, as tested in Dr. Strick's second clinical trial, a
0.46 oz. Two Vial Ethocyn Essence Kit and a 6.7 oz. Gel Cleanser, a 2.0 oz. Ethocyn Hydrating Complex moisturizer, a 0.5 oz. Ethocyn Eye Cream, a 2.0 oz. Revitalizing Masque, and a 6.7 oz. Ethocyn Hand and Body Moisturizer. Each product, used as recommended, is suggested to be a 60 day consumer user supply. Additionally, numerous other retailers specific Ethocyn product configurations are avaible, including an "Introductory Treatment Collection" consisting of four of the products is available to consumers for $120.00, which four products if purchased individually would cost the consumer $180.00. The Company markets these products through its "area code 800" direct response telemarketing operators, and to chain drug stores and physicians offices, which chain and physician offices are distributed through both U.S. and foreign licensee distributors, through its foreign and U.S. distributors.

     The Company is developing new products to be added to its current offerings including a line of products targeted for men, Ethocyn containing Total Body Spray products and Ethocyn containing sun care products.

     Chantal Skin Care's marketing campaign for its products include 30 second and 60 second spot television commercials featuring three women, ages 35, 38 and 57 years respectively, who used the product either 30 days, 60 days or 120 days on half their face which began airing in September 1995. Additionally, the Company's 1995 - 96 Ethocyn marketing campaign included a "1/2 Face Spokesperson Model Contest" launched nationwide; a national magazine print advertising campaign and public relations efforts including editorial interviews. The Company's spokespeople have appeared across the country in conjunction with product launches and regional half-face contest open calls in various cities and outlets. Included in the Company's Ethocyn promotional advertising campaigns during calendar 1996 have been public appearances by a "Baywatch" television series makeup artist and hair stylist commenting to the products efficacy and twice a day use by "Baywatch" cast and crew. Television and motion picture celebrity Ethocyn product users are the subject of several 1997 Ethocyn products advertising and promotion campaigns, both in the U.S. and foreign markets where the product is and will be offered for sale.

     The Company entered into a marketing agreement as of June 29, 1995 with Stanson Marketing, Inc. ("Stanson") to distribute the Company's Ethocyn-based skin care cosmetic products to physicians and pharmacies in North America. The agreement calls for Stanson to market the Chantal Ethocyn-based skin care cosmetic products to various retail and wholesale distribution channels, as well as to physicians in the United States and Canada. Physicians, in turn, sell the product to their patients. The agreement is for the life of the patents, which will expire in 2004. The agreement also provides an option for the Company to acquire Stanson. See "Product Development - Distribution Licensing Agreements."

     The Company has expanded Ethocyn distribution to foreign countries both through the establishment of certain company owned subsidiaries and distribution license agreements with certain independent skin care distribution companies. See "Product Development - Distribution Licensing Agreements."

     In February 1995, the Company entered into a Pacific Rim Territory distribution agreement with Roger Chang for the distribution and marketing of Ethocyn based skin care products. The territory includes Taiwan, The People's Republic of China, Hong Kong, Macao, Singapore, Malaysia, Indonesia, Vietnam, Laos, Cambodia, Philippine Islands, Thailand and Korea. Specific performance criteria include minimum quantities of product purchased by Chang from the Company, and subsequent years' escalating minimum quantity purchases, some specific advertising and promotional annual expenditures, and letter of credit payment terms.

     To supplement the Company's Zurich, Switzerland office, the Company established corporate marketing offices for Chantal Ethocyn product market distribution during calendar 1996 in Germany, France, Holland and Hong Kong.

     The Company is also currently negotiating for marketing and distribution arrangements in other non-U.S. jurisdictions.

     In October 1996, the Company reached a major product endorsement agreement with David Hasselhoff, the executive producer and star of the number one worldwide "Baywatch" and "Baywatch Nights" television series. David Hasselhoff is the first celebrity spokesperson for the Company's proprietary Ethocyn-based Chantal Skin Care cosmetic products. Mr. Hasselhoff is being featured in Chantal Skin Care products' television commercials and print advertisements, as well as, in Pan Asian and Europe calendered promotional tours and appearances.

     In November 1996, the Company launched its products in the Pacific Rim territory concomitant with David Hasselhoff's, Star-TV Productions joint venture, Chantal Ethocyn product sponsored, Pan Asian concert tour. David Hasselhoff's endorsed Ethocyn Pacific Rim territory market launch includes in person media press conferences and public appearances. This promotional activity is on Northern and Southern beam's Star-TV media program airing schedules across Asia, India and the Middle East to approximately 220 million viewers. Additionally, David Hasselhoff is scheduled to make public appearances in Europe in early calendar 1997 concurrent with an agreed upon postponed Ethocyn Chantal Skin Care products formal launch program in Europe.

DRUG DEVELOPMENT

     Historically, the Company's strategy was to conduct chemical discovery and research of its proprietary compounds, perform pre-clinical and early clinical tests necessary to establish their respective safety and efficacy and thereafter enter into strategic alliances with major pharmaceutical companies that would complete the clinical trials, finalize the necessary regulatory approvals and ultimately manufacture and market products containing the compounds. In the future, the Company intends to expand its role in the development and commercialization of the compounds, including increased participation in clinical trials, the regulatory approval process, manufacturing and marketing, subject to the availability of funds for such activities.

     RESEARCH AND DEVELOPMENT STRATEGY

     The FDA and similar regulatory bodies in foreign countries require that a drug be shown to be safe and effective in adequately controlled clinical trials before approval is granted to commercially market such drug. Before clinical trials may be commenced, extensive and time-consuming basic research and development information must be produced and submitted to the FDA or similar foreign regulatory agencies in an IND or similar application to assure the safety of a drug compound before testing is permitted in humans.

     Given the hormonal toxicity recognized to be associated with anti-androgens developed prior to Cyoctol, the Company undertook a comprehensive approach in designing and conducting its pre-clinical safety trials for its compounds. The approach was in anticipation of not only obtaining FDA approval for Cyoctol's topical therapeutic indications such as acne, male pattern baldness, keloids and hirsutism, but also for building a basis for future development of Cyoctol for its potential systemic (prostate cancer, benign prostate hypertrophy, intraperitoneal adhesions) therapeutic markets. As a result, the Company has successfully completed the majority of pre-clinical data necessary to apply for INDs for such systemic indications in addition to those for which INDs have already been received.

     The Company has expended significant resources on over 40 separate toxicology, pharmacology and pharmacokinetic studies, including both dermal and oral group dosage forms. The types of safety pre-clinical tests either completed or in stages of completion include dermal toxicology (six month rat and monkey), oral toxicology, mutagenicity, phototoxicity, dermal sensitivity, teratology (Segment I, II in two species), two-year oncogenicity, /14/C-labelled Cyoctol pharmacokinetic profiles and /3/H-labelled Cyoctol percutaneous absorption profiles, endocrinology, carcinogenicity and /14/C-labelled Cyoctol ADME (absorption, distribution, metabolism and excretion) profiles in five species. These studies were submitted to the FDA for evaluation before and subsequent to Cyoctol's various IND approvals. The data generated from these many dermal and oral safety studies support the Company's belief that Cyoctol is a safe compound at the dose levels used in Phase II human clinical trials conducted to date.

     CYOCTOL

     Cyoctol is the principal pharmaceutical compound in the Company's series of non-toxic, nonsteroidal, anti-androgen compounds known as the X-Andron Series. In 1986, the Company received INDs to initiate human clinical trials for Cyoctol's topical use as a treatment for acne and male pattern baldness and in 1987 received an IND to commence human clinical trials using Cyoctol as a topical keloid scar treatment.

     ACNE INDICATION  Acne Vulgaris is a common dermatological condition of the
     ---------------
face, chest and back, which affects individuals of all ages, including a high proportion of the adolescent population. Cyoctol is a small (molecular weight
252) lipophilic molecule, which penetrates the skin to the dermis sebaceous ducts and gland, which sebaceous glands produce excessive sebum oil and keratin occlusion, the primary causes of acne. Cyoctol blocks the dht receptors in the cells of the sebaceous glands. Thereafter, Cyoctol is quickly and effectively metabolized in the skin to a non-anti-androgen, non-toxic metabolite.

     A Phase III U.S. multicenter Cyoctol acne clinical trial program is presently in investigator recruitment and protocol Investigative Review Board Submission phase. Biostatisticians have advised the Company that the 6-month treatment of 200 patients in the acne trial at five U.S. medical centers may be sufficient for a Cyoctol NDA submission to the FDA. The Company is awaiting further revenues from the sale of Ethocyn-based cosmetic products to fund the clinical trial.

     The Company has several license agreements for certain territories, pursuant to which the licensees have similar development and regulatory market approval commitments. None of these licensees is expected to commence marketing of Cyoctol for the acne indication until certain clinical tests are completed and the results analyzed.

     MALE PATTERN BALDNESS INDICATION   Androgenetic alopecia, or male pattern
     --------------------------------
baldness, is the principal form of baldness, representing approximately 85% of the baldness incidence. Since the 1950s, medical science has recognized the primary cause of this disorder is an individual's genetic pre-disposition to excessive DHT receptors in his or her scalp hair follicle cells. Other causes of baldness include impaired circulation in the scalp. As in the case of acne, Cyoctol's potential for treatment of androgenetic alopecia lies in its ability to block DHT-DHT receptor binding.

     A licensee of the Company having certain rights to market Cyoctol in certain foreign markets has advised the Company that protocol design has been completed for a Phase II, 120 patient, double blind, placebo controlled Cyoctol alopecia clinical trial to be conducted at a medical center in the United States. Upjohn's NDA approved Rogaine will be used as a positive control in this study. University investigator review board approval application and patient recruitment for this licensee-sponsored clinical study is in progress. Commencement of the patient treatment phase is awaiting design and validation of certain computer image technology software which will enable the clinical investigator to quantify patients' hair diameter changes during the course of this one year clinical trial study. This is a desired end point included in the study design and protocol for supporting a claim for Cyoctol as a potential "treatment of alopecia" and/or "reversal of hair loss" product.

     Additionally, another nine-month foreign-based 120 patient topical Cyoctol androgenetic alopecia (male pattern baldness) clinical trial is in progress utilizing the same computer image analysis hair count protocol utilized in the Cyoctol Phase II clinical trial published at the 48th Annual Meeting American Academy of Dermatology in 1989. Upjohn's NDA approved Rogaine is a positive control in this Cyoctol clinical trial. This study has completed the patient recruitment phase (males 18-50 years of age) and patient treatment awaits finalization of the investigator's computer imaging analysis technology validation discussed above.

     The Company intends, subject to available funding, to complete the clinical and other testing as may be necessary to apply to the FDA for an NDA with respect to the baldness indication and may pursue strategic alliances for such development. The Company is unable to predict when the clinical trial would be completed and when an NDA submission can take place.

     In addition, the Company has several license agreements for other territories pursuant to which the licensees have undertaken development commitments with respect to Cyoctol for the male pattern baldness indication. None of these licensees is expected to commence marketing of Cyoctol for the acne indication until certain clinical tests are completed and the results are analyzed.

     KELOIDS INDICATION   Keloids result from the build-up of excessive collagen
     ------------------
scar tissue which typically occurs in genetically predisposed patients following certain surgical procedures, such as appendectomies, cesarean deliveries and plastic surgery. Keloids typically occur in areas of the body where cells with DHT receptors exist, such as the face, hands, neck, upper back and groin areas.

     According to the National Institute of Health, there are approximately 5.8 million surgical procedures performed in the United States each year in which keloid scarring could occur. Cyoctol represents a potential preventative and treatment for post-surgical keloids. Cyoctol also has market applications for burn patients who frequently experience keloid scarring during the healing process.

     The Company intends to apply for an IND to conduct human clinical trials in the United States using Cyoctol as a treatment for keloid scarring by inter-lesion injection delivery. Scientific investigators who monitored Phase I clinical trials believe that scar tissue may have impeded the penetration and topical drug delivery of Cyoctol to the collagen-producing cells. The Company has collaborated with dermatologists in the design of Phase I Cyoctol keloid treatment by inter-lesion injection delivery protocols and implementation of subject keloid clinical trials, subject to available funding.

     The Company is currently considering various alternatives, including license or joint development agreements with pharmaceutical companies which market wound healing products for the commercial development of the keloids indication for Cyoctol.

     OTHER POTENTIAL INDICATIONS FOR CYOCTOL   In addition to the foregoing
     ---------------------------------------
indications, the Company has also conducted research evaluating Cyoctol as a treatment for certain other androgen-mediated disorders in various therapeutic fields, including ophthalmology, urology, obstetrics, gynecology and infectious disease. Preliminary research indicates that cyoctol may have other medical, industrial and agricultural applications.

     METCYCLOR

     The Company is developing the Metcyclor family of compounds.  In vitro
                                                                   --------
(biopsied human cancer tumors) and in vivo (animal) tests conducted to date have
                                   -------
shown Metcyclor to be a cancericidal compound with respect to certain cancers, including renal, colon, breast, ovarian and prostate cancer. Such tests have also indicated that Metcyclor effects a reduction in the size of tumors. Cancer is a family of related diseases that take many different forms and attack different parts of the body. The disease is generally characterized by the growth and spread of malignant tumors or by the proliferation of cancerous cells in blood or bone marrow. Of the three most common methods of treating cancer -- surgery, radiation and chemical therapy -- Metcyclor will constitute a form of chemical therapy.

     Due to the limited resources, during the third quarter of fiscal 1993, the Company suspended its efforts to develop Metcyclor. In keeping with the Company's strategy of focusing on becoming an integrated cosmetic and skin care company, the Company intends to pursue future Metcyclor development via strategic alliances with other companies, including joint ventures, joint development, license agreements, or limited partnership financing, or a combination of the foregoing.

     SUPPLIES

     The Company has access, through several trade sources, to the raw materials, synthetic expertise and contract facilities necessary to produce its proprietary compounds as well as its formulated products.

     RESEARCH AND DEVELOPMENT ACTIVITIES

     The chemical research and production of the Company's compounds has been principally performed by the Company's staff. The laboratory activities include synthesis of the Company's compounds, isolation and identification of these respective compounds' isomers, quality assurance and quality control testing of all laboratory materials. The Company's research and development activities since August 1994 have been primarily focused on the development of the Company's Ethocyn-based skin care products. Expenditures for research and development were approximately $1,032,000, $639,000 and $1,278,000 in fiscal 1996, 1995, and 1994, respectively.

     The Company intends to focus its immediate future research and development activities on dermatology and skin care product development and marketing activities, extending the Company's compounds' patent life and optimizing its compounds' dose related efficacy profiles through isomer and analog research. It is anticipated that Ethocyn, Cyoctol and Metcyclor production, and quality assurance and quality control of the compounds will continue at the Company's laboratory in Germany as well as scale up synthetic contract laboratories, on an as needed basis, that the safety and efficacy studies have been, and will continued to be, primarily conducted by independent contract laboratories. The extent to which these activities are pursued is subject to available funding, of which there can be no assurance.

PRODUCT DEVELOPMENT - DISTRIBUTION AND LICENSING AGREEMENTS

     Cyto Skin Care (Chantal Skin Care).  On March 15, 1994, the Company entered
     -----------------------------------
into a License agreement (the "License") with Cyto Skin Care Corporation ("Cyto Skin Care"), an unrelated company, in which the Company sublicensed to Cyto Skin Care all of the rights to distribute and sell Ethocyn-based cosmetics and skin care products (i.e. non-pharmaceutical products) in the United States, Canada, Mexico and the Caribbean. Cyto Skin Care issued to the Company in consideration for the License, 10,910,812 shares of its common stock, which shares constituted approximately 82.7% of Cyto Skin Care's then outstanding shares of common stock after giving effect to their issuance. Under the License, Cyto Skin Care was obligated to use its best efforts to expeditiously launch the marketing and sale of Ethocyn-based cosmetic skin care products by September 30, 1994, but in no event later than December 31, 1994. The License is terminable at the option of the Company if during the term of the License Cyto Skin Care does not achieve sales of the Chantal Skin Care product line of at least $5,000,000 in the initial nine months following execution of the License; $20,000,000 during calendar 1995; and $50,000,000 in calendar 1996. In August 1994, Cyto Skin Care changed its name to Chantal Skin Care Corporation ("Chantal Skin Care"). On June 16, 1995, the Company accepted for exchange of its common stock, 1,780,000 shares of the outstanding Chantal Skin Care shares. Accordingly, the Company now owns 12,690,812 shares of common stock of Chantal Skin Care or 90% of the outstanding Chantal Skin Care shares. Although Chantal Skin Care did not achieve the requisite product sales, the Company does not intend to exercise its termination rights.

     SIG Corporation.  In August 1989, the Company entered into a research,
     ----------------
development and distribution agreement with a group of private investors pursuant to which the investors were granted the exclusive right to manufacture and distribute products containing Ethocyn and its patent related compounds for skin anti-aging therapeutic indications, including the Company's line of cosmetic products, on a worldwide basis, excluding the United States, Canada, Mexico and the Caribbean. The investors, in July 1990, assigned their rights under the agreement to SIG Investment Group Establishment ("SIG"), a newly formed corporation. Pursuant to the agreement, SIG had assumed certain Ethocyn pre-clinical and clinical development costs associated with obtaining FDA approval in the United States, in accordance with a contractually defined development program and timetable. The agreement called for SIG to purchase Ethocyn-containing formulated products from the Company at certain specified prices which is in excess of anticipated cost and pay to the Company upon distribution of such products a specified royalty on net sales, should any such sales occur. In September 1993, SIG assigned, with the consent of the Company, its rights under the SIG Agreement with respect to Russia, China, and Hong Kong to Brauer Distribution, Moscow, Russia, which assumed all of SIG's obligation to purchase products from the Company and to pay royalties to the Company with respect to product sales in these territories. In September 1994, the Company agreed to acquire and Brauer agreed to sell back to the Company, the rights with respect to China and Hong Kong in consideration of the issuance of 50,000 shares of the Company's Common Stock. These shares were issued in January 1995.

     On January 17, 1994, prior to the transaction between the Company and Cyto Skin Care, a then principal stockholder of Cyto Skin Care entered into an agreement (the "SIG-CSCC Agreement") with SIG, to acquire for Cyto Skin Care from SIG the worldwide (except for the United States, Canada, Mexico, the Caribbean, the Middle East, Russia, China and Hong Kong) rights held by SIG to distribute Chantal Ethocyn skin treatment products.

     Pursuant to SIG-CSCC Agreement, Cyto Skin Care was obligated to pay SIG $1,500,000 as a front-end license fee, 400,000 shares of common stock of Cyto Skin Care and a royalty of five percent of worldwide sales by Cyto Skin Care of Ethocyn-based products, such royalty to be payable for three years from the date of commencement of sales of Ethocyn-based skin treatment products by Cyto Skin Care with a minimum royalty payment of $350,000 per year and a maximum royalty of $2,000,000 during such three year period. Pursuant to the SIG-CSCC Agreement, Cyto Skin Care was also obligated to issue to SIG an additional 250,000 shares of its common stock if such common stock did not trade at an average market price of $5.00 per share during the three month period ended September 30, 1994. The provisions of the SIG-CSCC Agreement also provided that a public trading market in Cyto Skin Care's common stock would occur by no later than March 31, 1994 and that Cyto Skin Care's common stock would be qualified for quotation on NASDAQ by April 30, 1994. On March 15, 1994, as discussed above, the Company acquired a controlling interest in Cyto Skin Care, and in August 1994, Cyto Skin Care changed its name to Chantal Skin Care Corporation. In August 1994, Chantal Skin Care entered into an agreement with SIG to issue an additional 300,000 shares of its common stock, in consideration of SIG's waiver of the various requirements under the SIG-CSCC Agreement and settlement of a dispute with respect to the per share valuation of the shares of CSCC initially issued to SIG. These shares were issued in May 1995.

     CBD Pharmaceutical Corporation.  Pursuant to the terms of a license
     -------------------------------
agreement between the Company and CBD Pharmaceutical Corporation, a corporation controlled by the Company's Chairman and Chief Executive Officer and certain members of her family, the Company acquired the manufacturing and distribution rights to the X-Andron Series compounds (including Ethocyn and Cyoctol) and Metcyclor compounds, in exchange for which the Company issued to CBD Pharmaceutical Corporation 2,614,500 shares of the Company's Common Stock and agreed to pay a royalty of (i) 8% of the wholesale price of all licensed compounds and products containing licensed compounds manufactured and sold directly by the Company to wholesale or retail markets; and (ii) 8% of all revenues derived by the Company from royalty or other sales-based compensation pursuant to any sublicense, joint venture or other party with respect to the licensed compounds. The obligation to make payments to CBD Pharmaceutical Corporation with respect to Ethocyn-based cosmetics products was assumed by Chantal Skin Care Corporation in connection with the License Agreement between the Company and Chantal Skin Care. In July 1994, and in conjunction with Ethocyn U.S. and international marketing negotiations then in progress, CBD Pharmaceutical Corporation agreed with the Company and Chantal Skin Care to terminate the 8% royalty obligation effective august 1, 1994 and in lieu thereof, to accept from the Company 300,000 shares of its common stock and from chantal skin care 300,000 shares of its common stock. Accordingly, no royalty will be paid by the Company to CBD Pharmaceutical Corporation as a result of the sale of the Chantal Skin Care Product line by Chantal Skin Care. The term of the agreement runs for the length of any U.S. patents granted with respect to the licensed compounds. See "Patents and Trademarks." At June 30, 1993, CBD Pharmaceutical Corporation agreed to invest $150,000 in the Company's private placement on terms and conditions the same as other third-party investors, in satisfaction of $150,000 of accrued royalties at such date.

     Stanson Marketing, Inc.   The Company entered into a marketing agreement as
     -----------------------
of June 29, 1995 with Stanson Marketing, Inc. to distribute the Company's Ethocyn-based skin care cosmetic products to physicians and pharmacies in North America. This agreement calls for Stanson to market the Ethocyn-based skin care cosmetic products to more than 25,000 chain and independent drug stores as well as to approximately 10,000 physicians in the United States which physicians in turn sell the products to their patients. The agreement is for the life of the patents, which will expire in 2004. Under the terms of the agreement the Company has the right to direct Stanson to ship to its customers on what is known in the industry as an "autoship basis" which in accordance with industry standards requires such customers to purchase higher shelf inventory levels of product. In November 1995, the Company exercised its rights to direct autoship distribution. Under the agreement, Stansons payment terms are 90 days for non-autoship orders prior to December 31, 1995, 60 days for non-autoship orders after December 31, 1995, and ten days after Stanson receives payment from its customers for autoship product orders. Stanson subsequently agreed, with respect to autoship product orders, to pay no later than six months from shipment of product to Stanson. Stanson has advised the Company that it is paying for products within ten days of receipt of payment from its customers. Sales to Stanson which the Company has recognized as revenue was approximately $8.6 million in fiscal 1996.

     Under the Agreement, the Company and Stanson each have certain obligations with respect to marketing and promotional activities for the Company's products. As a justification for its policy with respect to payment, Stanson claims that the Company did not secure appearances on national television talk shows as contemplated by the Agreement and by reason thereof Stanson did not sell the amount of product anticipated. The Company disagrees with Stanson's position, noting that its ability to secure such appearances was harmed by a January 1996 Barrons article primarily questioning the Company's accounting for sales to its distributor and the resulting litigation and further negative publicity.

     The Company has an option to acquire Stanson, exercisable at any time after December 31, 1995, for shares of the Company's Common Stock at a purchase price of three times Stanson's annualized net earnings divided by the lesser of (A) $10.00 or (B) 80% of the ten day average closing bid price of the Common Stock prior to the notice of exercise of such option.

     Roger Chang - In February 1995, the Company entered into a Pacific Rim
     -----------
distribution agreement with Roger Chang for the distribution and marketing of Ethocyn based skin care products. The territory includes Taiwan, The People's Republic of China, Hong Kong, Macao, Singapore, Malaysia, Indonesia, Vietnam, Laos, Cambodia, Philippine Islands, Thailand and Korea. Specific performance criteria include minimum quantities of product purchased by Chang from the Company, and subsequent years' escalating minimum quantity purchases, some specific advertising and promotional annual expenditures, and letter of credit payment terms.

     The Company is engaged in discussions with other companies which have expressed interest in entering into license arrangements with the Company. No assurance can be given that such discussions will result in license arrangements.

PATENTS AND TRADEMARKS

     The Company is the licensee from CBD Pharmaceutical Corporation ("CBD") of a series of compound, composition of matter and method of use patents and patent applications, both United States and foreign, for its pharmaceutical and cosmetic compounds. The license extends for the life of the patents. From 1978 to 1982, CBD funded chemical structure research and discovery, early acute toxicology and in vitro and animal efficacy studies, and patent applications.
               --------
In 1987, method of use patents with respect to Cyoctol and Ethocyn and a composition of matter patent with respect to Metcyclor were issued in the United States. In 1989, compound and composition of matter patents with respect to Cyoctol and Ethocyn were issued in the United States. The U.S. patents as extended and modified currently expire in 2004. The Company has also pursued a policy of filing for patent protection in foreign jurisdictions and has been granted numerous foreign patents. Although there can be no assurance that any further patents will be issued or, if issued, will provide meaningful protection or commercial benefit to the Company, the Company is of the opinion that the granting of patents substantially enhances its ability to compete in the markets in which it intends to engage. In this connection, it is to be noted that the Company may be obligated to incur substantial expenses in connection with the defense of, and challenges to, the patents in those countries in which patents are granted.

     The Company seeks to protect its trademarks, including the mark CHANTAL, its corporate logo, and the names of its compounds, through registrations under applicable trademark laws in the United States and certain foreign countries in which the Company anticipates its products may be marketed or sold. In addition to the Chantal name and logo, the Company is seeking to establish Ethocyn as a recognizable trademark in connection with its product. Although the Company believes that its trademarks are important to its business, the Company does not believe that any one of its marks is determinative of the successful marketing of its products.

     The Company intends to actively seek to protect its intellectual property rights.

GOVERNMENT REGULATION

     Cosmetic products sold in the United States have traditionally not required FDA approval as long as the products are labeled and intended to cleanse, beautify or provide attractiveness of the body. However, in response to the FDA's pronouncement in 1987 (in connection with the issuance of more than 27 regulatory letters to other companies) of its jurisdiction regulating certain cosmetic treatment claims, the Company filed an IND in August 1988 for Ethocyn as a skin anti-aging product. The Company's Ethocyn IND was approved in September 1988, thereby permitting it to initiate human clinical trials. If an NDA is granted, the Company contemplates making medical treatment claims related to skin anti-aging and other possible age-related skin treatment claims for its Ethocyn containing skin treatment products. There can be no assurance that an NDA will be submitted or, if submitted, approved.

     The Company currently does not make medical treatment claims with respect to the Ethocyn-based Chantal Skin Care product line. However, to the extent the Company's claims with regard to such products are interpreted by the FDA as relating to treatment of illness or other therapeutic claims regarding the effect of the compound on the structure or function of the body, the products may be subject to regulation as a new drug, with all the requirements described above governing its sale. There can be no assurance that the FDA will not seek to subject the Company's Chantal Skin Care product line to such regulations.

     The Company is also subject to Federal Trade Commission rules and regulations and applicable state agency rules with respect to the accuracy of advertising and labeling of its products.

     The Company makes therapeutic claims about certain compounds being developed by the Company and therefore such compounds are classified as new drugs by the FDA. Before a new drug can be commercially marketed in the United States, or imported or exported, approval by the FDA is required.

     To initiate human clinical trials, pre-clinical safety and efficacy research must be conducted and the results submitted to the FDA in an IND application. If FDA approval for clinical testing is obtained, the compound is classified as an IND. The clinical trial programs generally involve a three-phase process. Typically, Phase I trials are conducted in healthy volunteers. Researchers look for negative side effects, how the drug is metabolized and how best to administer the drug. In Phase II, trials are conducted in groups of volunteers afflicted with the disease or disorder sought to be treated to gather expanded evidence of safety and to determine preliminary efficacy. In Phase III, large-scale comparative trials are conducted in patients with the target disease or disorder to provide sufficient data for the statistical proof of safety and efficacy and to determine optimal dosages. In the case of drugs for cancer and other life-threatening diseases, the initial human testing is generally done in patients rather than in healthy volunteers.

     If Phases I through III are successfully completed, the results and data from these trials are incorporated into an NDA, which is filed with the FDA to obtain marketing approval. In general, a more comprehensive NDA and a more prolonged review process are required for drugs not previously approved for marketing for another therapeutic use or indication by the FDA. If a second indication for an approved product is sought, since many of the components of the review process are the same, there generally is a shortened review process. However, the FDA generally gives high priority to novel drugs providing unique therapeutic benefits and a correspondingly lower priority to drugs similar to or providing comparable benefits to others already on the market. The Company's compounds are novel (patented) chemical entities not previously approved for marketing for another therapeutic use or indication by the FDA.

     The process of doing the requisite testing, data collection, analysis and compilation of an IND and an NDA is labor intensive and costly and may take a protracted time period, particularly if tests must be re-performed or new tests instituted to comply with FDA requests. Review by the FDA may also take a considerable time period and also may involve consideration by an independent advisory committee which can mandate the generation of additional supporting data. There is no guarantee that an NDA will be approved and the Company cannot estimate how long the approval process may take. Even if an NDA is approved, the FDA can make its approval conditional on post-marketing testing or surveillance programs to monitor the safety and efficacy of the drug in use. To-date the FDA has not requested reperformance of any Company-sponsored studies of its compounds.

     A company that has obtained an NDA can market the new drug, subject to complying with extensive FDA regulations pertaining to registration, control of the manufacturing and distribution process, labeling and advertising of the product and monitoring and reporting of adverse experiences involving use of the product. The FDA, as well as state authorities, have the right to conduct extensive on-site inspections of a company's facilities and its records to determine compliance with requirements of applicable laws and regulations. Manufacturers found not to be in compliance may be subject to a number of regulatory and legal proceedings, including recall, seizure, injunction and actions for criminal and civil sanctions and penalties. The Company has been advised by outside expert GMP and ISO 9000 consultants that its Kaiserslautern, Germany research and production laboratory meets ISO certification and good manufacturing procedures ("GMP") standards and procedures.

     Most foreign countries have regulatory requirements comparable in many respects to those existing in the United States. Every country has some form of approval, certification or licensing process which must be satisfied before a drug can be marketed. In all instances animal and clinical data must be submitted for review. Review times and submission requirements vary widely and there can be no assurance that approvals will be granted within a reasonable time frame, if at all. Once a product is marketed in any of these countries, the Company will have to comply with requirements involving manufacturing, labeling, advertising, and distribution and its laboratory production facility will be subject to potential continued inspection to insure ongoing compliance with these provisions.

     In addition to the foregoing, the Company's present and future business is subject to regulation under state and federal laws regarding work place safety, environmental protection and hazardous substance control and to other present and possible future local, State, territorial, federal and foreign regulation. The Company utilizes certain raw materials in the synthesis of its compounds which would be classified as hazardous substances under some or all federal and state environmental and other statutes. Since the Company's compounds are currently manufactured at its German facility, the Company is not currently subject to such laws. The Company believes it complies with all applicable German laws. If the Company begins manufacturing its compounds in the United states, the Company will be required to comply with all such rules and regulations governing the storage, handling and disposal of hazardous substances. Failure to so comply could materially impair the ability of the Company to manufacture its compounds.

COMPETITION

     There are numerous companies, including established pharmaceutical and cosmetic companies, engaged in the development and sale of new drugs and/or cosmetics. Products containing Ethocyn are expected to compete in the cosmetics market both in the United States and internationally. There is strong competition in the cosmetics market which is characterized by large, well-established cosmetics firms that have greater financial, marketing and other resources than the Company. In April 1992, Johnson & Johnson received a favorable FDA panel recommendation for use of its Retin A (Tretinoin) containing Renova dermatologic cream to treat wrinkles. Tretinoin, the active ingredient in Renova, is not an anti-androgen DHT blocker and accordingly is believed to treat skin aging differently than Ethocyn. Renova is reported to primarily act upon the dermis in aging skin while Ethocyn clinical trials report (P=.05) Ethocyn's mechanism to be that of desirably increasing elastin fiber content in the skin. The Company is unable to predict either product's potential and competitive ability to penetrate this market segment.

     The Company intends to compete through other means, such as direct marketing, television commercials, television appearances of Company personnel, certain celebrity and company personnel promotional activities and through direct marketing to physicians and pharmacies.

     With respect to the development of its ethical compounds, the Company competes with many pharmaceutical and biotech companies, many of which have substantial financial resources, large and highly skilled research and development staffs, major research facilities and large marketing organizations. Although the Company is not aware of any organization which has developed or is developing a safe and effective nonsteroidal anti-androgen, no representation can be made that any of its competitors are not engaged in such research or that, should the Company be successful in the development of its compounds, other companies will not be successful in producing and selling a non-proprietary modification of the compounds through the application of their greater resources. In this connection, Merck's Proscar(R) (Merck's name for the compound Finasteride) received market approval from the FDA in mid-1992 as an anti-androgen treatment for benign prostate hypertrophy, one of the systematic therapeutic disorders for which Cyoctol is being tested. Proscar is a steroidal anti-androgen. Additionally, Merck has announced that Finasteride has recently completed an initial oral dose administered multi-center Phase II clinical trial for the potential treatment of male pattern baldness, another indication for which Cyoctol, the Company's non-steroidal anti-androgen, is presently in Phase II clinical trials.

     The Company anticipates that products containing Cyoctol will be prescription drug products upon initial FDA approval which will limit their market until such time as the FDA may grant it over-the-counter status. The Company also anticipates it may encounter substantial competition from the existing pharmaceutical companies in connection with any anti-cancer drug that it develops.

     Upjohn currently manufactures and markets Cleocin T and Minoxidil (Rogaine), drugs which respectively treat acne and male pattern baldness. Neither Cleocin T nor Minoxidil are anti-androgens, and accordingly are thought to treat acne and male pattern baldness differently than Cyoctol.

EMPLOYEES

     At June 30, 1996 the Company employed 80 full-time employees and considers its relations with its employees to be good.

                                    GLOSSARY

     The following terms used herein have the general meanings set forth below:
1.   ACNE................................   A skin disorder affecting mainly the face characterized by the development of pimples
                                            (papules, pustules, open and closed comedones) which is caused by an infection and inflammation of the sebaceous (wax producing) glands and ducts.

2.   ANDROGEN............................   A hormone which has a masculinizing function, i.e., it produces and maintains the secondary sex characteristics of the male, such as the growth of the beard. Females also possess plasma circulatory androgen hormones such as androstanedione.

3.   ANDROGENETIC ALOPECIA...............   A medical disorder involving loss of hair on the scalp of the head classically known as
                                            "male pattern baldness," not baldness related to loss of hair induced by chemotherapy or nervous system abnormalities.

4.   ANTI-ANDROGEN.......................   A substance which acts against androgen hormones.

5.   CANCERCIDAL.........................   Destructive of cancer cells.

6.   CLINICAL TRIALS.....................   Human testing of a drug for safety and efficacy. The clinical trial programs generally involve a three-phase process. Typically, Phase I trials are conducted in healthy volunteers. Researchers look for negative side effects, how the drug is metabolized and how best to administer the drug. In Phase II, trials are conducted in groups of volunteers afflicted with the disease or disorder sought to be treated to determine preliminary efficacy and gather expanded evidence of safety. In Phase III, large-scale comparative trials are conducted in patients with the target disease or disorder to provide sufficient data for the statistical proof of safety and efficacy and to determine optimal dosages. In the case of drugs for cancer and other life-threatening diseases, the initial human testing is generally done in patients rather than in healthy volunteers. If Phases I through III are successfully completed, the results and data from these trials are incorporated into an NDA, which is filed with the FDA to obtain marketing approval.

7.   CYOCTOL(TM).........................   The name which particularly identifies one chemical entity in the patented (Patent
                                            Numbers 4,689,345; 4,855,322) X-Andron Series of compounds co-invented by the Company's
                                            Chairman and licensed to the Company in 1982. This particular chemical structure is synthesized in the Company's laboratory and is presently in Phase II clinical trials for the topical treatment of acne, male pattern baldness, keloids and hirsutism. Cyoctol pre-clinical safety and efficacy studies are in progress for its potential treatment of certain systemic androgen mediated disorders including benign prostate hypertrophy, and numerous fungal infections.

8.  DHT (DIHYDROTESTOSTERONE)............   An intracellular androgen hormone in both males and females which is the by-product of enzyme action on circulating testosterone androgen hormone in males and circulating androstanedione androgen hormone in females. Dihydrotestosterone is found in the cytoplasms of peripheral target cells in males and females (i.e., skin fibroblast cells, skin sebaceous glands and ducts, hair follicle cells, liver, prostate, etc.).

9.  ETHICAL..............................   Restricted to sale only by a doctor's prescription.

10. ETHOCYN(TM)..........................   The name which particularly identifies one chemical entity in the patented (Patent
                                            Numbers 4,689,345; 4,855,322) X-Andron Series of compounds co-invented by the Company's
                                            Chairman and licensed to the Company in 1982. This particular chemical structure is synthesized in the Company's laboratory, which is one of the active ingredients in the
                                            "Chantal Elastogenic Skin Treatment Program" line of cosmetics, and is presently in
                                            Phase I skin anti-aging clinical trials at a major United States university medical center.

11. HIRSUTISM....................... An androgen mediated disorder which is manifested by the presence of excess body or facial hair, especially in women.

12. IND (Investigational New Drug).. In order to initiate clinical trials, extensive research and development data
                                     must be submitted to the FDA in the form of an IND application.

13. IN VITRO........................ Studies conducted "in glass", or the test tube, or any other experimental medium not involving an animal or human being; tests performed outside the living body.

14. IN VIVO......................... Studies conducted using living organisms, including animals such as rodents and non-rodent species (e.g., monkeys). In vivo may also refer to human testing.

15. KELOIDS......................... Overgrowth of collagenous scar tissue at the site of wound or laceration of the
                                     skin; a hypertrophic or excessive type of scarring. Scientific literature sites keloids work in selected generic population (i.e., negroes, certain caucasian sub-population, etc.).

16. MALE PATTERN BALDNESS........... The common term for androgenetic alopecia.

17. METCYCLOR(TM)................... A patented class (Patent Numbers 4,689,349;
                                     4,731,458) of synthetic compounds which
                                     structures were derived being intermediate synthetic products of the X-Andron Series. The Company believes, based upon preliminary and limited testing to date, that Metcyclor compounds have possible beneficial effects in the treatment of several forms of cancer, specifically, renal, breast, ovarian and prostate cancer.

18. NDA (New Drug Application)...... Before a new drug can be commercially marketed in the United States, or imported or exported, the manufacturer must obtain FDA market approval by filing an NDA. In general, an NDA will include a summary of the components of the IND application, a clinical data section reviewing the studies from Phases I through III, and the proposed description of the benefits, risks and uses of the drug.

19. NON-STEROIDAL................... A chemical compound that is neither a steroid in structure nor a derivative
                                     (second generation) steroid.

20. NON-TOXIC....................... Non-poisonous chemical structures shown not to cause side effects which would be
                                     interpreted by scientists or physicians to be harmful to a living organism.

21. STEROID......................... A large family of chemical compounds which interact with and affect the hormone
                                     system, often resulting in adverse side
                                     effects when taken into the body and
                                     thereby changing the body's normal steroid production and plasma levels.

22. SYNTHETIC....................... Artificial structures produced by chemists made with chemical starting materials in the laboratory as contrasted with natural and/or biochemical structures which are chemical structures derived from, or extracted from, living organisms. (i.e., plants, fungi, animals).

23. SYSTEMIC........................ Affecting the body generally, as distinguished from local (topical) affect or application.

24. TARGET TISSUE COMPOUND.......... A compound that acts only at certain sites of application.

25. THERAPEUTIC..................... Relating to the treatment of disease or disorder by remedial agents or methods.

26. TOPICAL......................... Local or designed for local application to the surface structures of the body (i.e., skin, hair, nails).

27. X-ANDRON SERIES................. The numerous chemical synthetic structures referred to in the Company's various issued
                                     United States Patent Numbers 4,689,345;
                                     4,855,322.

ITEM 2.  PROPERTIES
-------------------

          The Company leases an aggregate of approximately 4,000 square feet of executive office space in Los Angeles, California pursuant to a five year lease expiring in September 1997. The aggregate monthly rent for these offices is approximately $7,200. In order to comply with Swiss law requirements of pharmaceutical products' clinical trials testing, an office is leased in Zurich, Switzerland on a month to month basis at approximately $350 per month.

          The Company leases research and production laboratory facilities in a government technology center in Kaiserslautern, Germany through December 31, 1996, at a monthly rent of approximately $7,500, with annual options to renew thereafter.

          The Company also leases an aggregate of approximately 39,600 square feet of office and warehouse space in Los Angeles, California pursuant to a three year lease expiring in May 1998. The aggregate monthly rent for these premises is $24,000.

          The Company believes that its current facilities are adequate to meet its needs for the immediate future. If the Company's operations were to expand, the Company may require additional office and warehouse facilities.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         The Company and Chantal Burnison are defendants in an action titled

Marksman Partners, L.P., on behalf of its self and all others similarly situated
--------------------------------------------------------------------------------
vs Chantal Pharmaceutical Corporation and Chantal Burnison, filed on February 7,
----------------------------------------------------------
1996 in the United States District Court, Central District of California, Western Division, Case No. 96-0872. Several other actions asserted on behalf of a class were commenced and are being consolidated under the Marksman Partners, L.P. caption. This action is a securities class action on behalf of all persons who purchased or otherwise acquired the common stock of the Company between July 10, 1995 and January 5, 1996, inclusive. (A similar, non-class action case also has been filed by an individual in a California Municipal court, seeking an insubstantial amount.)

     The Marksman Partners action is based on a contention that the Company's
         -----------------
accounting for sales revenue, because of the nature of its distribution agreement with Stanson Marketing, Inc. overstated its revenues for fiscal (June
30) 1995 and for the September 30, 1995 quarter ($3 million and $10 million, respectively), which, the action claims, violated generally accepted accounting principles and the Federal securities laws. The complaint notes that Chantal Burnison sold 300,000 shares during the class period (the sales were actually made by CBD Pharmaceutical Corporation.) The complaint appears to rely on details of the contractual relationship with the distributor to contend that the revenues should not have been booked by the Company based on shipped orders from the distributor, since among other reasons, plaintiffs allege that Stanson, during the relevant time period, had the right to require the Company to purchase Stanson on a formula dependent on its income from the Company's products' sales, and the Company did not have a substantial history of selling through the distributor and the distribution system. The action seeks monetary damages in an unspecified amount. The amount sought on the basis stated in the complaint would be in excess of the Company's current net worth.


     The Company believes its financial reports were correctly presented under generally accepted accounting principles. A motion to dismiss the Marksman
                                                                  --------
Partners action was denied, and pre-trial discovery in the Marksman Partners
--------                                                   -----------------
action has commenced. The Company plans to vigorously defend itself against the claims asserted in the litigation. The likelihood of an unfavorable outcome and range of possible loss, if any, cannot be determined and accordingly no amounts are accrued at June 30, 1996.

     In addition, a derivative action based on many of the same contentions as made in Marksman has been filed against the Company. The action, entitled

Baruch Singer and Dorothea E. Wakefield vs. Chantal Burnison and Robert Pinco,
------------------------------------------------------------------------------
defendants, and Chantal Pharmaceutical Corporation, nominal defendant, was filed
---------------------------------------------------------------------
in the Superior Court of the State of California, the County of Los Angeles, case No. BC 147327. Ms Burnison and Mr. Pinco are named defendants as directors of the Company. Mr. Pinco subsequently has been dismissed as a defendant from the action. The likelihood of an unfavorable outcome and range of possible loss, if any, cannot be determined and accordingly no amounts are accrued at June 30, 1996.

         The Company is also a defendant in a lawsuit entitled Amado Institute,
                                                               ----------------
Inc., an Arizona Corporation, Plaintiff, vs. Chantal Pharmaceutical Corp., a
----------------------------------------------------------------------------
Delaware Corp., Defendants, filed in January 1996 in Arizona Superior Court,
--------------------------
Santa Cruz County, No. CV-96-018. The suit names the Company as a defendant as well as the Chief Executive Officer of the Company,

Chantal Burnison. In the lawsuit, the plaintiff disputes the rescission by the Company of the July 1995 transaction under which the Company acquired land and building for an agreed value of $1,500,000, payable in cash or approximately 270,000 shares of common stock, subject to certain conditions. The plaintiff seeks damages in the sum of $2,981,312, alleged to be the value of 269,485 shares of Company common stock on October 27, 1995, or in the alternative, the issuance of 269,485 shares of registered common stock in the Company, together with interest, attorney's fees and costs. The Company believes the rescission was timely pursuant to an express right in the contract of purchase and is vigorously defending the action. The likelihood of an unfavorable outcome and range of possible loss, if any, cannot be determined and accordingly no amounts are accrued at June 30, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

         None.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
------   -----------------------------------------
         AND RELATED STOCKHOLDER MATTERS
         -------------------------------

         The Company's Common Stock, par value $.01 per share, is traded in the over-the-counter market and is quoted in the automated quotation system of the National Association of Securities Dealers, Inc. (NASDAQ) under the symbol CHTL.

         The following table sets forth for the periods indicated, the high and low respective bid prices for the Company's Common Stock as reported by NASDAQ. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                                        HIGH           LOW
                                     -----------   ------------
FISCAL YEAR ENDED JUNE 30, 1995
----------------------------------
  First Quarter...................   $  3   3/4    $      3/4
  Second Quarter..................      3   5/8       1   3/4
  Third Quarter...................      3  1/16       1 15/16
  Fourth Quarter..................      6 15/16       1   7/8

FISCAL YEAR ENDED JUNE 30, 1996

  First Quarter...................     12   1/4       5   3/4
  Second Quarter..................     28   1/8             9
  Third Quarter...................     27   1/4             5
  Fourth Quarter..................      9   3/4       4   3/4


      As of October 15, 1996, there were 787 holders of record of the Company's Common Stock.

      No cash dividends have been paid with respect to any of the shares of the Company's Common Stock since its inception. The Company presently does not intend to pay any dividends in the foreseeable future and intends to retain all earnings, if any, for use in its business operations.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
------   ------------------------------------

The following selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 and the audited financial statements included in
Item 8 of this Annual Report on Form 10-K.


Consolidated Statements of Operations Data:

                                                                        Year Ended June 30,
Revenues:                                      1996            1995           1994(2)            1993            1992
                                           -----------------------------------------------------------------------------
   Product sales, net (1)                  $ 13,053,353     $ 7,094,115    $    89,996         $    5,805     $1,987,190
   License fees and
      other income                               95,456         120,823         75,081          1,052,009      2,026,323
                                           ------------     -----------    -----------         ----------     ----------
Total revenues                               13,148,809       7,214,938        165,077          1,057,814      4,013,513
                                           ------------     -----------    -----------         ----------     ----------

Cost and expenses:
  Cost of goods sold                          3,803,144       1,497,489         38,499              1,138      1,971,580
  Marketing and other expenses
    related to cosmetic line                 12,528,263       2,075,061        191,365              3,460          8,761
  General and administrative                  7,434,737       1,965,915        433,863            456,814        532,120
  Amortization of license rights and
   prepaid royalties                            918,892         334,996

  Research and development                    1,032,037         638,701      1,277,991          1,421,111      1,641,659
                                           ------------     -----------    -----------         ----------     ----------
    Total costs and expenses                 25,717,073       6,512,162      1,941,718          1,882,523      4,154,120
                                           ------------     -----------    -----------         ----------     ----------
Income(loss) from operations                (12,568,264)        702,776     (1,776,641)          (824,709)      (140,607)
                                           ============     ===========    ===========         ==========     ==========

Net income(loss)                           $(12,012,816)    $   406,139    $(1,795,999)        $ (900,612)    $ (204,316)
                                           ============     ===========    ===========         ==========     ==========


Net income(loss) per common share                 $(.67)           $.03          $(.19)             $(.10)         $(.02)
                                           ============     ===========    ===========         ==========     ==========


Weighted average shares outstanding
                                             17,817,183      13,375,934      9,429,516          9,001,449      8,772,000
                                           ============     ===========    ===========         ==========     ==========


Consolidated Balance Sheet Data:
                                                                             June 30,
                                        --------------------------------------------------------------------------------
                                                1996            1995           1994               1993           1992
                                           ------------     -----------    -----------         ----------     ----------

Total assets                               $ 18,745,373     $19,114,137    $ 5,742,137         $2,051,784     $2,223,980

Working capital (deficiency)                  1,710,437       7,019,824        273,848             13,219       (393,168)

Long-term capital lease obligation less
 current portion                                384,882         489,313        466,727            506,180        533,069


Stockholders' equity                       $  9,371,699     $14,401,395    $   698,555         $1,083,508     $  654,954
-----------------------------

(1) Product sales are principally cosmetics except for the year ended June 30, 1992 when product sales were principally drug compounds.

(2) Includes the results of Chantal Skin Care from March 15, 1994, the date of acquisition.

(3) No dividends have been paid for the above five year period.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
-------  ------------------------------------
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ------------------------------------------------

RESULTS OF OPERATIONS
---------------------

      There are several key considerations which impact the Company's financial statements for the year ended June 30, 1996 and their comparability to the financial statements for the prior year.

First, the year ended June 30, 1996 was the Company's first full year of marketing its Ethocyn-based Chantal Skin Care line of products, having commenced marketing on a limited basis, primarily through telemarketing in the year ended June 30, 1995. During fiscal 1996, the Company significantly expanded its operations and began an extensive U.S. and international marketing campaign. Substantial expenses associated with the product launch and expected growth in sales of the Company's products were incurred, especially in increased personnel and other overhead, including the Company's new warehouse and office facility, the costs of producing advertising and promotional material and launching the marketing campaign, and producing the products to meet anticipated needs. As part of the marketing campaign, during fiscal 1996, the Company began airing television commercials, launched a national print advertising campaign, and increased its public relations efforts. For the most part, there are no comparable expenditures during fiscal 1995.

Second, much of the Company's expenditures during fiscal 1996 anticipated sales of the Company's products at levels higher than those actually obtained. Those expenditures were based upon, among other things, the Company's planned advertising and promotional activities, including promotional appearances on national and regional talk shows. As a result of a January 1996 Barrons article primarily questioning the Company's accounting for sales to its distributor and the resulting litigation and further negative publicity reported about the Company, the Company's ability to secure such appearances was harmed. Sales expected to be generated by such activity accordingly did not materialize in fiscal 1996.

Finally, the Company for the year ended June 30, 1996 underwent a complete review of its method of recording revenue from sales to its U.S. distributor. In the fiscal year ended June 30, 1995 and in the first quarter ended September 30, 1995, revenue from product sales to the Company's U.S. distributor, Stanson Marketing, Inc. ("Stanson") was recognized upon shipment of product to Stanson. In November, 1995 in accordance with its agreement with Stanson, the Company directed Stanson to commence shipment on an autoship basis to all possible customers. The Company, in February 1996, sought the advice of its then independent accountants as to whether its then existing revenue recognition policy was in compliance with generally accepted accounting principles with respect to recognizing second quarter autoship sales to Stanson. In connection with the filing of its Quarterly reports on Form 10-Q for the quarters ended December 31, 1995 and March 31, 1996, the Company adopted a cash basis revenue recognition policy with respect to products subject to autoship distribution, upon the advice of its then independent accountants, which advice was given recognizing that their view may be different upon completion of their then in progress procedures. The then independent accountants subsequently resigned as the Company's independent accountants and advised the Company that they would not be advising the Company as to whether the then existing revenue recognition policy was in compliance with generally accepted accounting principles.

For fiscal 1996, revenue was recognized upon shipment to Stanson with respect to products which were not distributed on an autoship basis, and revenue is recognized with respect to products distributed on an autoship basis upon sale by Stanson to its customers. The Company considers all products shipped to Stanson after November 21, 1995 as being subject to distribution on an autoship basis. This revenue recognition policy complies with FASB 48 "Revenue Recognition when Right of Return Exists".

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

Fiscal 1996 compared with Fiscal 1995
-------------------------------------

      Revenues.  Revenues increased 82% to approximately $13,149,000 for the
      --------
fiscal year ended June 30, 1996 from approximately $7,215,000 for the fiscal year ended June 30, 1995. As mentioned above, the Company emerged from the developmental stage in October 1994. Revenues are primarily comprised of telemarketing sales by the Company and sales to

Stanson Marketing, the Company's U.S. and Canadian distributor of Ethocyn-based skin care products based on the revenue recognition policy discussed above.

Revenues are expected to continue to increase with the launch of Ethocyn-based skin care products in the international market and continued expansion into new market sectors in the United States. The addition of new product lines to the current Ethocyn-based products is also expected to support revenue growth in the future.

The Company's sales terms, for all sales by its own direct response telemarketing operators and all its distributors, allow the end-user customer the right to return the product within 75 days for a full refund of the purchase price. Distributors, both U.S. and international, can only return (a) product which does not meet specifically defined product specification (i.e., product contamination, broken componentry, etc.) or (b) product returned by the end user customers within the, stated 75 day refund period. A provision for sales returns is included as a reduction of product sales.

Revenue for 1996 product sales reflects a reduction of approximately $2.0 million for sales returns and allowance. Of this amount, approximately $1.6 million was established as a reserve against accounts receivable at June 30, 1996, including $1.2 million against receivables from Stanson that are beyond the agreed upon payment terms.

      Cost of Goods Sold. Cost of goods sold as a percentage of revenues from
      ------------------
product sales during fiscal 1996 was approximately 29% of revenues compared with 21% for fiscal 1995. The fiscal 1996 cost of goods sold percentage is more than fiscal 1995 primarily due to the recording of inventory reserves of approximately $595,000 due to the large quantity of inventory on hand at year end and an additional provision of approximately $1.2 million recorded as a reduction to revenue.

     Marketing and Other Expenses.  Marketing and other expenses related to
     ----------------------------
cosmetic sales increased in fiscal 1996 by approximately $10,453,000 or 504% to approximately $12,528,000 from approximately $2,075,000 in fiscal 1995. The increase resulted from the launching, and a full year of marketing and promoting the sale, of Ethocyn based skin care products. The major expenditures were approximately $8.2 million of advertising and approximately $2.0 million of salaries and consulting for fiscal 1996 compared to approximately $400,000 of advertising and approximately $700,000 of salaries and consulting in fiscal 1995. The Company expects that although marketing expenses will continue to increase with further expansion into the international market, such expense as a percentage of revenues will decrease in time.

      General and Administrative Expenses.  General and administrative expenses
      -----------------------------------
increased by approximately $5,469,000 or 278% to approximately $7,435,000 for fiscal 1996 from approximately $1,966,000 for fiscal 1995. The increase in general and administrative expenses is primarily due to the increase in personnel with the expansion of operations and an increase in professional services.

      Research and Development Expenses.  Research and development expenditures
      ---------------------------------
increased by approximately $393,000 or 62% to approximately $1,032,000 in fiscal 1996 as compared with approximately $639,000 in fiscal 1995. The fiscal 1995 and 1996 research and development represents ongoing clinical testing of Ethocyn formulation and stability of Ethocyn based Chantal skin care products, continued analysis of data and test results of Cyoctol generated by a former licensee, and Ethocyn scale-up synthesis and isomer resolution research.

      Income Taxes.   There is no income tax expense for fiscal 1996 compared to
      ------------
a tax benefit of approximately $20,000 in fiscal 1995. The deferred tax asset at June 30, 1996 is fully reserved for as management cannot determine if it is more likely than not that the deferred tax asset will be realized.

Fiscal 1995 compared with Fiscal 1994
-------------------------------------

     Revenues.  Net revenues increased to approximately $7,215,000 for the
     --------
fiscal year ended June 30, 1995 from approximately $165,000 for the fiscal year ended June 30, 1994, primarily due to revenues from the Company's sales of Ethocyn-based Chantal Skin Care products. As described in Results of Operations above, the Company emerged from the development stage as a result of the commencement of planned principal operations and the realization of significant revenues from the sales of these products in fiscal 1995.

     Cost of Goods Sold.  Cost of goods sold as a percentage of revenues from
     ------------------
product sales during fiscal 1995 was 21.1% of revenues as compared with 42.8% of revenues for fiscal 1994. The fiscal 1995 cost of goods sold percentage is substantially less than the percentage in fiscal 1994 due to the significant increase in the volume of sales and the corresponding decrease in per unit cost of production associated with the Company's emergence from the development stage.

     Marketing and Other Expenses. Marketing and other expenses related to
     ----------------------------
cosmetic sales increased in fiscal 1995 to approximately $2,075,000 from approximately $191,000 in fiscal 1994. The increase resulted from marketing and promoting the sale of Ethocyn-based skin care products.

     General and Administrative Expenses. General and administrative expenses
     -----------------------------------
increased to approximately $1,966,000 for fiscal 1995 from approximately $434,000 for fiscal 1994. The increase in general and administrative expenses was principally due to the increase in personnel and professional services.

     Research and Development Expenses. Research and development expenditures
     ---------------------------------
decreased to approximately $639,000 in fiscal 1995 as compared with approximately $1,278,000 in fiscal 1994. Research and development activities decreased significantly, with the launch of the Chantal Ethocyn-based skin care product line in August 1994. The fiscal 1995 research and development represents ongoing clinical testing of Ethocyn formulation and stability of Ethocyn-based Chantal Skin Care cosmetic products, continued analysis of data and test results of Cyoctol generated by Upjohn, and Ethocyn scale-up synthesis and isomer resolution research.

     Interest Expense. Interest expense increased for fiscal 1995 as compared
     ----------------
with fiscal 1994 due to an increase in short term borrowings during the 1995 period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At June 30, 1996, the Company had working capital of $1,710,437 and stockholder's equity of $9,371,699. The Company used net cash flows in operations of $8,374,973 for the fiscal year ended June 30, 1996 principally due to the increase in inventory of $4,141,366, the operating loss of $12,012,816 offset by the increase in accounts payable and accrued expenses of $5,357,629.

     During fiscal 1996, the Company used net cash flows in investing activities of $804,876 primarily due to the addition of equipment and leasehold improvements.

     At June 30, 1995, the Company had working capital of $7,019,824 and stockholders' equity of $14,401,395. The Company used cash flows in operations of $3,624,079 for the fiscal year ended June 30, 1995 principally due to increases in inventory and receivables, partly offset by operating income, as well as increases in accounts payable and accrued liabilities. The Company used net cash flows in operations of $1,667,590 for the fiscal year ended June 30, 1994 principally due to operating losses, increases in inventory and receivables, partly offset by increases in accounts payable and accrued liabilities.

     During fiscal 1995, the Company used net cash flows in investing activities of $415,669, primarily attributed to the purchase of equipment in the amount of $113,754 for its Ethocyn-based Chantal Skin Care cosmetic products' telemarketing system.

     During fiscal 1996, 1995 and 1994, the Company utilized cash of $107,494, $57,353 and $34,563 to reduce capital lease obligations.

     On October 30, 1996, Chantal Pharmaceutical Corporation completed the sale of $5.2 million principal amount of 8% Convertible Debentures due September 30, 1998. The Company received net proceeds of $4,882,500 after payment of placement fees and expenses. The debentures were sold to investors qualifying as "non-U.S. persons" in an offering completed under Regulation S.

     The debentures are convertible into shares of common stock of the Company as to one-third of the principal amount of each debenture after 45 days from the date of issuance, an additional one-third after 75 days from the date of issuance and the balance after 90 days from the date of issuance. The conversion price is the lesser of $3.91 or 80% of the average closing bid price of the Company's common stock for the five business days immediately preceding the conversion date.

     In August 1995, pursuant to a private placement under Regulation D of the Securities Act, the Company sold 1,000,000 shares of common stock and 500,000 shares of Series C Convertible Preferred Stock at $4.90 per share. The net proceeds to the Company from such sales, after placement fees, were $6,762,700 and were used for general corporate purposes. The shares of common stock were registered for sale by investors in a registration statement declared effective January 5, 1996, subject to the agreement of the investors not to sell pursuant to such registration statement for 90 days following such effectiveness. The registration statement is currently not available for sales by such investors, pending amendment to reflect current financial information. Series C Preferred shares will automatically be converted into shares of Common Stock at the rate of one (1) share of the Company's Common Stock for each Series C Preferred share, at the later of (i) the day the Company's Certificate of Incorporation is amended to increase the number of authorized shares of Common Stock to at least 30,000,000, and (ii) the date a registration statement with respect to the Common Stock issuable upon such conversion is declared effective by the Securities and Exchange Commission. The Series C Preferred shares will also entitle the holder to dividends and to vote on stockholder matters as if converted into common shares and will have a liquidation preference of $1.00 per Series C Preferred share.

     In June 1995, the Company completed the sale of 1,200,000 shares of common stock in a private placement under Regulation S of the Securities Act, for an aggregate $3,678,000 or an average price per share of $3.06, and received net proceeds from such sale of $3,540,000 or $2.95 per share, after selling commissions. The proceeds were used for working capital, primarily to fund the marketing campaign for the Ethocyn-based cosmetic product line and for the production of Ethocyn and the Ethocyn-based Chantal Skin Care cosmetic products.

     The Company is engaged in the development of innovative compounds for use in dermatology and skin care consumer marketing and pharmaceutical products. The Company is currently devoting its efforts to a worldwide Ethocyn-based skin care product launch with the expectation that in the future the cash flow to be generated from sale of cosmetics products will contribute to funding the Company's other activities.

     In connection with the ongoing Chantal Skin Care product launch, the Company has used significant cash flows to increase its inventory in anticipation of future sales of Ethocyn-based skin care products. The Company has raised an aggregate of $10,302,700 net proceeds from sales of its common stock in June 1995 for $3,540,000 and Series C Convertible Preferred Stock in August 1995 for $6,762,700. The Company also raised $4,882,500 net proceeds from the sale of convertible debentures in October 1996. The Company is considering raising additional funds to augment its working capital. This will enable the Company to fund the simultaneous rollout of the Chantal Skin Care product line in multiple distribution channels. There can be no assurance that, if the Company seeks to raise additional funds at this time, it will be able to effect a financing arrangement on acceptable terms.

     On February 24, 1995, the Company announced that it had decided to seek to acquire the shares of Chantal Skin Care which the Company did not then presently own. In furtherance thereof, on March 9, 1995, the Company commenced an exchange offer seeking to acquire the shares of Chantal Skin Care owned by shareholders located outside the United States, through the exchange of one (1) share of Company Common Stock for one share of Chantal Skin Care common stock. On June 16, 1995, the Company accepted for exchange 1,780,000 shares of Chantal Skin Care common stock. Accordingly, the Company now owns 12,690,812 shares of Chantal Skin Care common stock, or 90% of the outstanding Chantal Skin Care shares. The Company intends to effect a merger of Chantal Skin Care with and into a newly formed wholly owned subsidiary of the Company on the same one share for one share basis as the previously effected exchange with persons outside the United States.

     In 1993, pursuant to private placements, the Company sold 254,000 Units (including 150,000 Units sold in October and December 1993), each Unit consisting of one share of the Company's newly created Series B Convertible Preferred Stock and five Common Stock purchase warrants for $5 per unit. For investors holding the preferred shares for three years (until June 30, 1996), each preferred share was automatically converted into 8 common shares ($.625 per share). Prior to June 30, 1996, at the option of the holder or upon sale or transfer, each preferred share was converted into five common shares ($1.00 per share). The preferred shares also entitled the holder to dividends and to vote on shareholder matters as if converted to eight common shares and had a liquidation preference of $5 per preferred share. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $2.00 per share exercisable from October 1, 1993 through April 30, 1994, exercisable only if the closing price of the Company's common stock for at least 10 consecutive trading days during the period of October 1, 1993 through March 31, 1994 was less than $4.00 per share. Investors also have limited piggyback registration rights. The shares of Common Stock traded below $4.00 per share for 10 consecutive days during the applicable period, and accordingly, the warrant holders had the right to exercise these warrants. The Company received $640,000 from the exercise of 320,000 warrants, of which, $320,000 was received prior to June 30, 1994, and the balance was received in July and August 1994. The balance of the warrants expired unexercised. The 30,000 shares of Series B Convertible Preferred Stock outstanding at June 30, 1996 were automatically converted to 240,000 shares of common stock.

     The Company believes that its existing cash balances, the recent net proceeds of $4,882,500 received as described above and cash flow from operations will be sufficient to meet its cash requirements through fiscal 1997. The Company launched the Ethocyn-based Chantal Skin Care products into the Pacific Rim Territory in November 1996 and is currently working on the European launch. The international launches along with the introduction of new products into the U.S. market will assist in the growth of cash flow from operations in the current year. In addition, to the extent the Company experiences growth in the future, or its cash flows from operations is less than anticipated, the Company may be required to secure additional sources of cash.

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

     During fiscal 1992, the Company entered into a capital lease to finance the acquisition of certain improvements and equipment for its laboratory in Germany. In connection therewith, the Company recorded a $646,000 capital lease obligation that calls for monthly payments, in German marks, which, at current exchange rates, approximates $6,800 through December 31, 1996 and a decreasing balloon payment currently of $394,000 at the end of the lease term which continues on a yearly basis subject to termination of twelve months notice. The Company intends to continue using the laboratory for the foreseeable future and has not received, nor does it expects to receive a notice of termination from the lessor. Accordingly, the balloon payment is classified as a long term liability.

     The Company, at this time, does not have any material commitments for capital expenditures.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.

     Statement of Financial Accounting Standards No 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) issued by the Financial Accounting Standards Board (FASB) is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The new standard established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. At the present time, the Company does not plan to change its accounting policy for stock based compensation but will provide the required financial statement disclosures. The Company does not expect adoption to have a material effect on its financial position or results of operations.

     Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125) issued by the Financial Accounting Standards Board (FASB) is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive applications is not permitted. The new standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company does not expect adoption to have a material effect on its financial position or results of operations.

IMPACT OF INFLATION
-------------------

     To date, the Company has not been significantly affected by inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

INDEX                                                                                       Page
-----                                                                                       ----

Reports of Independent Certified Public Accountants......................................     24

Consolidated Balance Sheets at June 30, 1996 and 1995....................................     26

Consolidated Statements of Operations for the years ended
     June 30, 1996, 1995 and 1994........................................................     27

Consolidated Statements of Stockholders' Equity
    for the years ended June 30, 1996, 1995 and 1994.....................................     28

Consolidated Statements of Cash Flows for the years ended
     June 30, 1996, 1995 and 1994........................................................     31

Notes to Consolidated Financial Statements...............................................     32


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Board of Directors and Stockholders
Chantal Pharmaceutical Corporation

We have audited the accompanying consolidated balance sheet of Chantal Pharmaceutical Corporation as of June 30, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements and schedule. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chantal Pharmaceutical Corporation as of June 30, 1996 and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

BDO SEIDMAN, LLP


Los Angeles, California
October 18, 1996

REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Stockholders
Chantal Pharmaceutical Corporation

     We have audited the consolidated balance sheet of Chantal Pharmaceutical Corporation as of June 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chantal Pharmaceutical Corporation at June 30, 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.
Newport Beach, California
October 20, 1995

                       CHANTAL PHARMACEUTICAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                          June 30,                   June 30,
ASSETS                                                                      1996                       1995
------                                                                    --------                   --------
Current assets
Cash and cash equivalents                                               $    305,668              $  2,824,644
Short-term investment                                                         27,926                   100,000
Accounts receivable, trade, net of                                         2,023,911                 3,064,087
 allowance of $1,606,908 at 1996
Inventory, net of reserve of $595,408 at 1996                              6,888,416                 2,747,050
Prepaid expenses and other current assets                                     46,411                   364,420
                                                                        ------------              ------------
  Total current assets                                                     9,292,332                 9,100,201
Property and equipment, at cost:
Equipment and machinery                                                    1,841,964                 1,419,202
Furniture, fixtures and leasehold improvements                               823,992                   369,804
Accumulated depreciation and amortization                                 (1,520,032)               (1,199,511)
                                                                        ------------              ------------
Net property and equipment                                                 1,145,924                   589,495

License rights, net of accumulated
 amortization of $1,141,856 and $307,902                                   7,197,689                 8,031,643
Patents and trademarks, net of accumulated amortization
 of $60,298 and $53,403                                                       56,816                    63,712
Prepaid royalties, net of accumulated amortization of                        737,343                   822,281
 $112,032 and $27,094
Deposits and other assets                                                    213,251                   373,398
Organization costs, net of accumulated amortization of $54,932
 and $23,543                                                                 102,018                   133,407
                                                                        ------------              ------------
  TOTAL ASSETS                                                          $ 18,745,373              $ 19,114,137
                                                                        ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
  Accounts payable                                                      $  5,422,239              $    849,106
  Accrued liabilities                                                      1,447,291                   255,513
  Income taxes payable                                                             -                    17,225
  Allowance for sales returns                                                      -                    90,216
  Royalties payable                                                          652,668                   700,000
  Current portion of long-term capital lease obligation                       59,697                    62,760
  Short-term borrowings                                                            -                   105,557
                                                                        ------------              ------------
   Total current liabilities                                               7,581,895                 2,080,377

Long Term Liabilities
  Capital lease obligations, less current portion                            384,882                   489,313
  Deferred royalties, net of current portion                                       -                   350,000
                                                                        ------------              ------------
   Total liabilities                                                       7,966,777                 2,919,690
Commitments and contingencies
  Minority interest                                                        1,406,897                 1,793,052

Stockholders' equity
  Preferred stock, $.10 par value; 1,000,000 shares
   authorized;  500,000 Preferred Series C (1996) and 30,000                  50,000                     3,000
   Series B (1995) shares issued and outstanding
   Liquidation preference of $500,000 and $150,000
  Common stock, $.01 par value; 20,000,000 shares authorized;
   18,190,516 and 16,820,516 shares issued and outstanding                   181,905                   168,205

Additional paid-in capital-preferred stock                                 2,204,000                   147,000
Additional paid-in capital - common stock                                 51,159,860                46,294,440
Accumulated deficit                                                      (44,224,066)              (32,211,250)
                                                                        ------------              ------------
 Total stockholders' equity                                                9,371,699                14,401,395
                                                                        ------------              ------------
      TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                         $ 18,745,373              $ 19,114,137
                                                                        ============              ============

     See accompanying notes to consolidated financial statements.

                      CHANTAL PHARMACEUTICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                For the Years Ended June 30, 1996, 1995 and 1994




                                               1996            1995           1994
                                        ----------------------------------------------
Revenues:
  Product sales, net                       $ 13,053,353    $ 7,094,115     $    89,996
  License fees and other income                  95,456        120,823          75,081
                                           ------------    -----------     -----------
     Total revenues                          13,148,809      7,214,938         165,077

  Cost of goods sold                          3,803,144      1,497,489          38,499
                                           ------------    -----------     -----------
Gross profit                                  9,345,665      5,717,449         126,578

  Marketing and other expenses related
   to cosmetic line                          12,528,263      2,075,061         191,365


  General and administrative                  7,434,737      1,965,915         433,863

    Amortization of license rights and
     prepaid royalties                          918,892        334,996               -


    Research and development                  1,032,037        638,701       1,277,991
                                           ------------    -----------     -----------
Income (loss) from operations               (12,568,264)       702,776      (1,776,641)

Other income (expense):
  Interest income                                99,051         15,730             748
  Interest expense                             (139,758)      (111,965)        (80,168)
    Other                                             -        (24,245)              -
                                           ------------    -----------     -----------
Income (loss) before income taxes and
      minority interest                     (12,608,971)       582,296      (1,856,061)

     Income taxes                                     -        (20,425)              -
     Minority interest                          596,155       (155,732)         60,062
                                           ------------    -----------     -----------

Net income (loss)                          $(12,012,816)   $   406,139     $(1,795,999)
                                           ============    ===========     ===========

Net income (loss) per share                $       (.67)   $       .03     $      (.19)
                                           ============    ===========     ===========

Weighted average shares outstanding          17,817,183     13,375,934       9,429,516
                                           ============    ===========     ===========

          See accompanying notes to consolidated financial statements.

                      CHANTAL PHARMACEUTICAL CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                For the years ended June 30,1996, 1995 and 1994

                                                      PREFERRED                COMMON
                                       PREFERRED       SHARES        COMMON    SHARES                   PREFERRED
                                        SHARES          SUB-         SHARES     SUB-      PREFERRED     STOCK SUB-     COMMON
                                        ISSUED        SCRIBED        ISSUED    SCRIBED     STOCK         SCRIBED        STOCK
                                       -------------------------------------------------------------------------------------------
Balances, July 1, 1993                       -         104,000       9,321,516          -  $     -      $ 493,177       $ 93,215

Preferred shares
Issued                                 104,000        (104,000)              -          -   10,400       (493,177)             -

Preferred shares issued less
 expenses of $30,000, in private
 placement in October 1993             100,000               -               -          -   10,000              -              -

Preferred shares issued in private
 placement in December 1993
                                        50,000               -               -          -    5,000              -              -

Preferred shares converted
 to common shares in March 1994        (30,000)             -          150,000          -   (3,000)             -          1,500
Common shares subscribed
 pursuant to exercise of warrants
 at $2.00 per share in March
 1994                                        -              -                -    185,000        -              -              -

Preferred shares converted
 to common shares in May 1994          (70,000)             -          350,000          -   (7,000)             -          3,500

Common shares issued for
 consulting fee in May 1994                  -              -           30,000          -        -              -            300

Common shares issued for
 private placement commission
 in May 1994                                 -              -           34,000          -        -              -            340

Preferred shares conversion in
 June 1994                             (30,000)             -          150,000          -   (3,000)             -          1,500

Common shares issued in June
 1994                                        -              -          160,000   (160,000)       -              -          1,600

Shares subscribed pursuant
 to exercise of warrants at $2.00
 per share in June 1994                      -              -                -    135,000        -              -              -

Net loss                                     -              -                -          -        -              -              -
                                       -------       --------       ----------    -------  -------       --------       --------
Balances, June 30, 1994                124,000              -       10,195,516    160,000  $12,400              -       $101,955

                                                      PREFERRED      COMMON
                                                        STOCK         STOCK
                                         COMMON       ADDITIONAL    ADDITIONAL      ACCUMU-
                                          STOCK        PAID-IN       PAID-IN         LATED
                                       SUBSCRIBED      CAPITAL       CAPITAL        DEFICIT        TOTAL
                                       ------------------------------------------------------------------------------------------
Balances, July 1, 1993                  $      -      $       -     $31,318,506     $(30,821,390)   $ 1,083,508

Preferred shares
Issued                                         -        482,777               -                -              -

Preferred shares issued less
 expenses of $30,000, in private
 placement in October 1993                     -        460,000               -                -        470,000

Preferred shares issued in private
 placement in December 1993
                                               -        245,000               -                -        250,000

Preferred shares converted to
 common shares in March 1994                   -       (147,000)        148,500                -              -
Common shares subscribed
 pursuant to exercise of warrants
 at $2.00 per share in March
 1994                                    370,000              -               -                -        370,000

Preferred shares converted to
 common shares in May 1994                     -       (308,000)        311,500                -              -

Common shares issued for
 consulting fee in May 1994                    -              -          44,700                -         45,000

Common shares issued for
 private placement commission
 in May 1994                                   -        (27,954)         33,660                -          6,046

Preferred shares conversion in
 June 1994                                     -       (132,000)        133,500                -              -

Common shares issued in June
 1994                                   (320,000)             -         318,400                -              -

Shares subscribed pursuant to
 exercise of warrants at $2.00 per
 share in June 1994                      270,000              -               -                -        270,000

Net loss                                       -              -               -       (1,795,999)    (1,795,999)
                                       ---------      ---------     -----------     ------------    -----------
Balances, June 30, 1994                $ 320,000      $ 572,823     $32,308,766     $(32,617,389)   $   698,555

         See accompanying notes to consolidated financial statements.

                       CHANTAL PHARMACEUTICAL CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                For the years ended June 30,1996, 1995 and 1994
                                  (continued)

                                                 PREFERRED                    COMMON
                                   PREFERRED      SHARES        COMMON        SHARES                     PREFERRED
                                    SHARES         SUB-         SHARES         SUB-        PREFERRED       STOCK         COMMON
                                    ISSUED        SCRIBED       ISSUED        SCRIBED        STOCK       SUBSCRIBED      STOCK
Common shares issued in July
 1994                                     -             -        140,000     (140,000)           -           -            1,400

Common shares issued in
 August 1994                              -             -         20,000      (20,000)           -           -              200

Common shares issued for
 compound in August 1994                  -             -         15,000            -            -           -              150

Preferred shares conversion
 in August 1994                     (24,000)            -        120,000            -       (2,400)          -            1,200

Common shares issued at $.50
 per share for cash in private
 placement in August 1994                 -             -      1,200,000            -            -           -           12,000

Preferred shares conversion
 in September 1994                  (60,000)            -        300,000            -       (6,000)          -            3,000

Preferred shares conversion
 in December 1994                   (10,000)            -         50,000            -       (1,000)          -              500

Common shares issued at
 $1.86 per share for cash
 less expenses of $427,175
 in private placement in
 December 1994                            -             -      1,450,000            -            -           -           14,500

Common shares issued for
 license rights in China and
 Hong Kong in January 1995                -             -         50,000            -            -           -              500

Common shares issued for
 termination of royalty
 obligation to CBD in
 January 1995                             -             -        300,000            -            -           -            3,000

Common shares issued at $3.06
 per share for cash less
 expense of $138,000 in private
 placement in June 1995                   -             -      1,200,000            -            -           -           12,000


                                                  PREFERRED       COMMON STOCK
                                                    STOCK          ADDITIONAL
                                     COMMON       ADDITIONAL         PAID-IN       ACCUMU-
                                     STOCK         PAID-IN           CAPITAL        LATED
                                   SUBSCRIBED      CAPITAL                         DEFICIT         TOTAL
Common shares issued in July
 1994                                (280,000)            -           278,600           -               -

Common shares issued in
 August 1994                          (40,000)            -            39,800           -               -

Common shares issued for
 compound in August 1994                    -             -            22,913           -          23,063

Preferred shares conversion
 in August 1994                             -      (112,823)          114,023           -               -

Common shares issued at $.50
 per share for cash in private
 placement in August 1994                   -             -           588,000           -         600,000

Preferred shares conversion
 in September 1994                          -      (264,000)          267,000           -               -

Preferred shares conversion
 in December 1994                           -       (49,000)           49,500           -               -

Common shares issued at
 $1.86 per share for cash
 less expenses of $427,175
 in private placement in
 December 1994                              -             -         2,258,325           -       2,272,825

Common shares issued for
 license rights in China and
 Hong Kong in January 1995                  -             -            64,188           -          64,688

Common shares issued for
 termination of royalty
 obligation to CBD in
 January 1995                               -             -           385,125           -         388,125

Common shares issued at $3.06
 per share for cash less
 expense of $138,000 in private
 placement in June 1995                     -             -         3,528,000           -       3,540,000

         See accompanying notes to consolidated financial statements.

                       CHANTAL PHARMACEUTICAL CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                For the years ended June 30, 1996, 1995 and 1994

                                  (continued)

                                                          PREFERRED                      COMMON
                                             PREFERRED      SHARES         COMMON         SHARES                  PREFERRED
                                              SHARES         SUB-          SHARES          SUB-      PREFERRED   STOCK SUB-
                                              ISSUED       SCRIBED         ISSUED         SCRIBED      STOCK       SCRIBED
-----------------------------------------------------------------------------------------------------------------------------------
Common shares issued in
exchange for 1,780,000
shares of Chantal Skin Care
in June 1995                                    -               -         1,780,000              -             -             -

Net income                                      -               -                 -              -             -             -
                                      -----------     -----------       -----------    -----------   -----------   -----------

Balances, June 30, 1995                    30,000               -        16,820,516              -         3,000             -

Common shares issued for
consulting fee in July 1995                     -               -            30,000              -             -             -

Common shares issued at $4.90
per share for cash less expenses
of $391,300 in private
placement in August 1995                        -               -         1,000,000              -             -             -

Preferred shares issued at $4.90
per share for cash less expense
of $196,000 in private
placement in August 1995                  500,000               -                 -              -        50,000             -


Stock options of 100,000 shares
exercised at $1.00 per share
in February 1996                                -               -           100,000              -             -             -

Preferred shares conversion
in June 1996                              (30,000)              -           240,000              -        (3,000)            -

Net loss                                        -               -                 -              -             -             -
                                      -----------     -----------       -----------    -----------   -----------   -----------
Balance, June 30, 1996                    500,000               -        18,190,516              -       $50,000             -
======================                ===========     ===========       ===========    ===========   ===========   ===========


                                                                         PREFERRED      COMMON
                                                                          STOCK          STOCK
                                                            COMMON       ADDITIONAL     ADDITIONAL        ACCUMU-
                                               COMMON       STOCK         PAID-IN        PAID-IN           LATED
                                                STOCK     SUBSCRIBED      CAPITAL        CAPTIAL          DEFICIT       TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Common shares issued in
exchange for 1,780,000
shares of Chantal Skin Care
in June 1995                                   17,800               -                 -      6,390,200             -     6,408,000

Net income                                          -               -                 -              -       406,139       406,139
                                          -----------     -----------       -----------    -----------   -----------   -----------

Balances, June 30, 1995                       168,205               -           147,000     46,294,440   (32,211,250)   14,401,395

Common shares issued for
consulting fee in July 1995                       300               -                 -        120,120             -       120,420

Common shares issued at $4.90
per share for cash less expenses
of $391,300 in private
placement in August 1995                       10,000               -                 -      4,498,700             -     4,508,700

Preferred shares issued at $4.90
per share for cash less expense
of $196,000 in private
placement in August 1995                            -               -         2,204,000              -             -     2,254,000

Stock options of 100,000 shares
exercised at $1.00 per share
in February 1996                                1,000               -                 -         99,000             -       100,000

Preferred shares conversion
in June 1996                                    2,400               -          (147,000)       147,600             -             -

Net loss                                            -               -                 -              -   (12,012,816)  (12,012,816)
                                          -----------     -----------       -----------    -----------   -----------   -----------

Balance, June 30, 1996                       $181,905               -        $2,204,000    $51,159,860  $(44,224,066)  $ 9,371,699
                                          ===========     ===========       ===========    ===========   ===========   ===========

         See accompanying notes to consolidated financial statements.

                       CHANTAL PHARMACEUTICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years ended June 30, 1996, 1995 and 1994

                                                               1996           1995            1996
                                                           ------------    -----------    ------------
Cash flows from operating activities:
 Net (loss) income                                         $(12,012,816)   $   406,139     $(1,795,999)
 Adjustments to reconcile net income
  (loss) to net cash used in operating activities:
      Depreciation and amortization                           1,286,781        621,873         207,481
      Provisions for sales return                               326,692         90,216               -
      Minority interest                                        (386,155)       155,732         (60,062)
      Loss on disposition of assets                                   -         24,245               -
      Common stock issued in satisfaction of
        consulting and legal fees                               120,420              -          45,000
      Changes in operating assets and liabilities:
         Accounts receivable and other                          623,268     (2,974,051)        (55,185)
         Inventory                                           (4,141,366)    (1,830,527)        (99,071)
         Prepaid expenses                                       307,685       (281,564)         (8,370)
         Other assets                                           161,389       (197,712)       (255,421)
         Income taxes payable                                   (18,500)        17,225
         Accounts payable and accrued liabilities             5,357,629        344,345         354,037
                                                           ------------    -----------     -----------
Net cash used in operating activities                        (8,374,973)    (3,624,079)     (1,667,590)
                                                           ------------    -----------     -----------

Cash flows from investing activities:
  Net sale (purchase) of short-term
   certificate of deposit                                        72,074       (100,000)              -
  Additions to property and equipment                          (876,950)      (315,669)        (32,289)
  Cash acquired in connection with the acquisition
   of Chantal Skin Care                                               -              -         413,229
                                                           ------------    -----------     -----------
Net cash provided by (used in) investing activities            (804,876)      (415,669)        380,940
                                                           ------------    -----------     -----------
Cash flows from financing activities:
  Proceeds from issuance of short-term debt                           -         51,490          46,619
  Payments on short-term debt                                   (94,332)             -               -
  Payments on capital lease obligation                         (107,494)       (57,353)        (34,563)
  Proceeds from issuance of common stock, net                 4,608,700      6,732,825         326,046
  Proceeds from issuance of preferred stock, net              2,254,000              -       1,070,000
                                                           ------------    -----------     -----------
Net cash provided by financing activities                     6,660,874      6,726,962       1,408,102
                                                           ------------    -----------     -----------
Net increase (decrease) in cash and
  cash equivalents                                           (2,518,975)     2,687,214         121,452
Cash and cash equivalents:
  At beginning of period                                      2,824,644        137,430          15,978
                                                           ------------    -----------     -----------
  At end of period                                         $    305,668    $ 2,824,644     $   137,430
                                                           ============    ===========     ===========

                            See accompanying notes.

                       CHANTAL PHARMACEUTICAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1996

1.   Organization and development activities
     ---------------------------------------

     Chantal Pharmaceutical Corporation and its subsidiaries is primarily engaged in the research, development and marketing of innovative compounds for use as dermatological and skin care consumer products. The Company's current strategy is to focus initially through the marketing of its novel Ethocyn cosmetic ingredient on becoming an integrated cosmetic and skin care company. Ethocyn, one of three principal patented compounds for which the Company has exclusive manufacturing and distribution rights, is presently being marketed by the Company as a unique cosmetic product which improves the appearance of skin aging. The Company operates in one industry segment, the development and marketing of cosmetic and skin care products. The Company's products are currently being sold in pharmacies, chain drug stores and dermatologists offices across the United States and Canada.

     Prior to October 1, 1994, the Company was considered to be in the development stage as defined by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting By Development Stage Enterprises" ("SFAS No. 7"). Due to the launch of the Company's Ethocyn-based cosmetic line during the first quarter of fiscal year 1995, the Company began realizing revenues associated with its planned principal operations. Accordingly, beginning October 1, 1994, the Company emerged from the development stage and began amortizing license rights and organization costs which were previously unamortized in accordance with SFAS No. 7.

2    Significant accounting policies
     -------------------------------

     Principles of consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its 90% owned subsidiary, Chantal Skin Care Corporation ("Chantal Skin Care"). All significant intercompany accounts and transactions have been eliminated.

     Revenue Recognition
     -------------------

     The Company's sales terms, for all sales by its own direct response telemarketing operators and all its distributors, allow the end-user customer the right to return the product within 75 days for a full refund of the purchase price. Distributors, both U.S. and international, can only return (a) product which does not meet specifically defined product specification (i.e., product contamination, broken componentry, etc.) or
     (b) product returned by the end user customers. A provision for sales returns is included as a reduction of product sales.

     The Company, for the year ended June 30, 1996, underwent a complete review of its method of recording revenue from sales to its U.S. distributor. In the fiscal year ended June 30, 1995 and in the first quarter ended September 30, 1995, revenue from product sales to the Company's U.S. distributor, Stanson Marketing, Inc. ("Stanson") was recognized upon shipment of product to Stanson. In November 1995, in accordance with its agreement with Stanson, the Company directed Stanson to commence shipment on an autoship basis to all possible customers. The Company, in February 1996, sought the advice of its then independent accountants as to whether its then existing revenue recognition policy was in compliance with generally accepted accounting principles with respect to recognizing second quarter autoship sales to Stanson. In connection with the filing of its Quarterly reports on Form 10-Q for the quarters ended December 31, 1995 and March 31, 1996, the Company adopted a cash basis revenue recognition policy with respect to products subject to autoship distribution, upon the advice of its then independent accountants, which advice was given recognizing that their view may be different upon completion of their then in progress procedures. The then independent accountants subsequently resigned as the Company's independent accountants and advised the Company that they would not be advising the Company as to whether the then existing revenue recognition policy was in compliance with generally accepted accounting principles.

     For fiscal 1996, revenue was recognized upon shipment to Stanson with respect to products which were not distributed on an autoship basis, and revenue is recognized with respect to products distributed on an autoship basis upon sale by Stanson to its customers. The Company considers all products shipped to Stanson after November 21, 1995 as being subject to distribution on an autoship basis. This revenue recognition policy complies with FASB 48 "Revenue Recognition when Right of Return Exists".

     Inventory
     ---------

     Inventory is stated at the lower of cost (first-in, first-out) or market. Inventory consisted of the following:

                                              June 30,      June 30,
                                                1996          1995
                                             ------------------------
          Finished goods                     $4,067,510    $  157,354
          Compound                              855,761     1,027,936
          Work in progress                    1,380,017       499,272
          Raw materials and componentry       1,180,536     1,062,488
                                             ----------    ----------
                                              7,483,824     2,747,050
          Inventory Reserve                    (595,408)            -
                                             ----------    ----------
                                             $6,888,416    $2,747,050
                                             ==========    ==========

     In August 1994, the Company reached an agreement with The Upjohn Company for the purchase by the Company of The Upjohn Company's remaining 38.5 kilograms of synthesized Cyoctol inventory. Under the agreement, the Company paid $10,000 and issued 15,000 shares of the Company's common stock which was valued at $1.54 per share based upon its quoted market price on the date the shares were issued.

     Included in inventory are products sold to the Company's U.S. distributor which in accordance with the revenue recognition policy discussed above are not being recognized as revenue for accounting purposes.

     Property and equipment
     ----------------------

     Property and equipment is stated at cost and depreciated on the straight-line method over the assets estimated useful lives ranging from three to ten years. Leasehold improvements are amortized over the shorter of the assets life or remaining lease term. Depreciation and amortization expense related to property and equipment for the years ended June 30, 1996, 1995 and 1994 was $320,521, $246,403 and $194,539, respectively. Maintenance, repairs and minor renewals are charged to operations as incurred. Major renewals and betterments which substantially extend the useful life of the property are capitalized. Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in the statement of operations.

     License rights and Prepaid royalties
     ------------------------------------

     License rights from SIG Investment Group Establishment ("SIG") and in connection with the acquisition of 1,780,000 common shares of Chantal Skin Care Corporation, and prepaid royalties to CBD Pharmaceutical Corporation ("CBD"), a related party are recorded at cost. Amortization of such costs is provided by use of the straight-line method over ten years, their estimated useful lives. The Company began amortization of license rights and prepaid royalties upon the launch of the Ethocyn-based product line in fiscal year 1995. Amortization expense for the year ended June 30, 1996 was $833,954 and $84,938 for license rights and prepaid royalties. Amortization expense for the year ended June 30, 1995 was $269,580 and $27,094 for license rights and prepaid royalties.

     Patents and trademarks
     ----------------------

     Patent and trademark costs consist primarily of legal costs incurred by the Company in its efforts to obtain domestic and foreign patents on its products. Patent and trademark costs are amortized on a straight-line basis over the life of the related patent or trademark. Amortization expense for the years ended June 30, 1996 and 1995 was $6,895 and $6,896.

     Organization Costs
     ------------------

     Organization costs represent cost incurred related to the organization of Chantal Skin Care Corporation and are amortized on a straight-line method over five years. Amortization expense for the years ended June 30, 1996 and 1995 was $31,389 and $23,543.

     Short-term borrowings
     ---------------------

     Short-term borrowings represent uncollateralized commercial credit extended to the Company with a maturity date of less than one year from the date of issuance, at annual interest rates ranging from 7% to 16%.

     Royalties Payable/Deferred Royalties
     ------------------------------------

     Royalties Payable/Deferred royalties represent royalties payable to SIG for a period of three years ending fiscal 1997, assumed by the Company in connection with the acquisition of Cyto Skin Care subsidiary (subsequent name change to Chantal Skin Care). The SIG royalty is calculated at 5% of revenues with a minimum amount of $350,000 per year.

     Foreign currency translation
     ----------------------------

     The Company's foreign subsidiaries use the U.S. dollar as the functional currency and translate monetary assets and liabilities at the year end exchange rate. Property and non-monetary assets and liabilities are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year.

     Research and development costs
     ------------------------------

     A significant portion of the Company's activities relates to developing drug and cosmetic products derived from its family of synthetic chemical compounds. Research and development costs are expensed as incurred.

     Advertising and promotion costs
     -------------------------------

     Broadcast and print advertising costs are expensed as the advertising schedule is broadcast or circulated. All other advertising and promotion costs are expensed as incurred. Prepaid broadcast advertising at June 30, 1995 was $200,000. There was no prepaid advertising at June 30, 1996.

     Net income (loss) per share
     ---------------------------

     The computation of net income (loss) per share is based on the weighted average number of common shares outstanding. When dilutive, stock option, warrants and convertible Preferred Stock are included as common share equivalents using the treasury stock method. Primary and fully diluted earnings per share are the same for the years presented.

     Statement of cash flows
     -----------------------

     The Company considers investments that are short-term, highly liquid, readily convertible to cash and purchased with an original maturity of three months or less to be cash equivalents.

                                             1996        1995         1994
                                        -------------------------------------
Supplemental cash flow information:
 Interest paid                             $139,758   $  111,965   $   80,168
Non-cash financing activities:
 Common shares issued for consulting
  service                                   120,420
 Common shares of subsidiary issued for
 consulting service                         210,000
 Common stock subscribed (Note 7)                                     320,000
 Common shares of subsidiary issued
   to acquire license rights                             845,625      800,000
 Common shares issued for termination
   of royalty payment obligation                         388,125
 Common shares of subsidiary issued for
   termination of royalty payment
    obligation                                           461,250
 Common shares issued for compound                        23,063
 Common shares issued for license rights                  64,688
In connection with the acquisition of
 Chantal Skin Care Corporation:
 Assets acquired (excluding cash                                    3,356,195
  acquired of $413,229)
 Common shares issued in exchange for
  1,780,000 common shares of Chantal
  Skin Care                                            6,048,000


     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

     New Accounting Pronouncements
     -----------------------------

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board
     (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.

     Statement of Financial Accounting Standards No 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) issued by the Financial Accounting Standards Board (FASB) is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The new standard established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. At the present time, the Company does not plan to change its accounting policy for stock based compensation but will provide the required financial statement disclosures. The Company does not expect adoption to have a material effect on its financial position or results of operations.

     Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125) issued by the Financial Accounting Standards Board (FSAB) is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive applications is not permitted. The new standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company does not expect adoption to have a material effect on its financial position or results of operations.

3.   Off balance sheet risk and concentration of credit risk
     -------------------------------------------------------

     The Company deposits its cash in what it considers to be high credit quality financial institutions. At times, deposits in those financial institutions may be in excess of federally insured limits.

     At June 30, 1996, the Company has uncollaterized accounts receivable from its distributor representing the majority of total accounts receivable. Subsequent to that date, over half of the outstanding balance has been received. At June 30, 1996, approximately $800,000 of the ending net inventory balance of approximately $6.9 million was comprised of the Company's U.S. distributor inventory.

     The Company earned net revenues from one significant customer of approximately $8.6 million (65%) in fiscal year 1996 and $4.4 million (62%) in fiscal year 1995.

     The Company manufactures its compound in Germany. Total foreign assets at June 30, 1996 and 1995 were $1,763,162 and $1,432,394.

4.   Manufacturing and distribution licenses
     ---------------------------------------

     In 1982 the Company acquired from CBD Pharmaceutical Corporation ("CBD"), a corporation controlled by the Company's Chairman of the Board and Chief Executive Officer and certain members of her family, a license for the exclusive worldwide manufacturing and distribution rights to all products derived from synthetic chemical compounds which were developed by CBD. The license agreement is effective for the life of all patents obtained for these products and required royalty payments of 8% of the Company's net revenue from such products and derivative products and 8% of revenues derived by the Company from royalty or other sales-based compensation pursuant to any sub-license, joint venture or other marketing or development agreement between the Company and any other party with respect to the licensed compounds. The obligation to make payments to CBD with respect to Ethocyn-based cosmetic products was assumed by Chantal Skin Care in connection with the License Agreement between the Company and Chantal Skin Care. Effective August 1, 1994, CBD, the Company and Chantal Skin Care agreed to terminate the 8% royalty obligation and in lieu thereof CBD agreed to accept from the Company 300,000 shares of its common stock and 300,000 shares of Chantal Skin Care Corporation's common stock. These transactions resulted in prepaid royalties for the Company and Chantal Skin Care valued at $388,125 and $461,250, respectively.

     In August 1994, Chantal Skin Care entered into a supplemental agreement to a preexisting license agreement with SIG Corporation (the "SIG-CSCC Agreement") to issue 300,000 shares of its common stock, in consideration of SIG's waiver to certain terms under the original SIG-CSCC agreement and the settlement of a dispute with respect to the per share valuation of the shares of Chantal Skin Care initially issued to SIG under the SIG-CSCC Agreement. Such shares were issued in May 1995 at which time the Company recorded the aggregate fair value as additional license rights under the SIG-CSCC Agreement. Accordingly, the amortization of such license rights will be based upon the remaining useful life of the patent underlying the product related to such license agreement.

5.   Lease obligations
     -----------------

     Included in property and equipment are certain laboratory equipment and improvements subject to capital leases having an aggregate original cost of $598,111 at June 30, 1996 and 1995. The related accumulated amortization for such laboratory equipment and improvements was $421,661 and $370,073 at June 30, 1996 and 1995.

     The aggregate annual minimum lease commitments under all non-cancelable leases as of June 30, 1996 are as follows:

                               Capital     Operating
         Fiscal Year           leases        leases
         -----------           ------      ---------
         1997                 $  92,324    $  529,589
         1998                    84,381       427,271
         1999                    79,006        40,562
         2000                    79,006         3,068
         2001                    79,006             -
         Thereafter             192,102             -
                              ---------    ----------
                                605,825    $1,000,490
                                           ==========
         Less: interest        (161,246)
                              ---------
                              $ 444,579
                              =========

     For the years ended June 30, 1996, 1995 and 1994, rental expense amounted to $636,332 and $278,386 and $285,179. Due to the terms of the leases, the book value approximates the fair value.

6.   Income taxes
     ------------

     The Company is subject to income tax in the United States, Germany and Switzerland. The provision for income tax has been made in accordance with applicable tax law and practice in these jurisdictions.

     In the United States, the Company files on a consolidated basis, including itself and all United States subsidiaries. The Company also considers the United States tax liability of any earnings by foreign subsidiaries.

     Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, which requires an asset and liability approach for financial accounting and reporting for deferred income taxes. There was no cumulative effect of this accounting change.

     For the years ended June 30, 1996 and 1994, the Company had no current or deferred income tax expense. For the year ended June 30, 1995, income tax expense consisted of federal and state taxes then currently payable of $15,130 and $5,295.

     The effective federal rate differed from the expected statutory rate for income taxes in the consolidated statements of operations as follows:

                                                        1996            1995           1994
                                                        ----            ----           ----
     Expected tax expense (benefit) at
        federal statutory rate                      $ (4,287,050)   $    203,804     $(631,061)
     State taxes, net of federal tax
      benefit and before utilization of net

     operating loss carry-forwards                            280,085                 3,442               2,112

     Benefit of foreign loss carry-forwards                         -                (3,888)
     Utilization of net operating loss
      carry-forwards                                                -              (264,774)
     Goodwill                                                 138,694                     -                   -
     Effect of unutilized operating loss                                                                653,501
     Federal alternative minimum tax                                -                15,130
     Change in deferred tax asset
      valuation allowance                                   3,868,271                54,899             (24,552)
     Other, net                                                     -                11,812                   -
                                                           ----------            ----------           ---------
     Total tax expenses at actual rate                     $        -            $   20,425           $       -
                                                           ==========            ==========           =========

   Significant components of deferred tax balances are as follows:

                                                                 Years ended June 30,
                                                                 --------------------
      Deferred tax liabilities:                                1996                 1995
                                                               ----                 ----
       Patents and Licenses                             $          -          $    (29,327)
       Property and equipment                                      -                (4,895)
       Organization cost                                           -                (8,117)
                                                        ------------          ------------
      Total deferred tax liabilities                               -               (42,339)

      Deferred tax assets:
       Allowance for sales returns                           166,883                37,034
       State taxes                                                 -                 1,120
       Inventory                                             238,163                31,095
       Net operating loss carry-forward                   13,573,552            10,119,731
       Amortization                                           38,739                     -
       Other                                                  10,404                12,829
                                                        ------------          ------------
      Total deferred tax assets                           14,027,741            10,201,809
      Valuation allowance                                (14,027,741)          (10,159,470)
                                                        ------------          ------------
      Net deferred tax assets                           $          -          $          -
                                                        ============          ============

     The deferred tax asset is fully reserved for as Management cannot determine if it is more likely than not that the deferred tax asset will be realized.

     At June 30, 1996, the Company has Federal and California net operating loss carryforwards for tax purposes of approximately $38,500,000 and $4,900,000 which expire beginning fiscal year 1997 to 2011. The Company's ability to utilize the net operating loss carryforwards is dependent upon the ability to generate taxable income in future periods which may be limited due to future ownership changes as defined under Section 382 of the Internal Revenue Code of 1986. Utilization of Federal and California net operating losses may also be limited in any one year by alternative minimum tax rules.

7.   Stockholders' equity
     --------------------

     During the fiscal years ended June 30, 1994 and 1995, 130,000 and 94,000 of the Company's Preferred Stock were converted into an aggregate of 650,000 and 470,000 shares of the Company's common stock in accordance with the terms of the Preferred Stock Agreements.

     In May 1994, the Company issued 30,000 shares of Common Stock to a consultant for consulting services and issued an additional 34,000 shares as compensation for introducing the Company to investors in the Company's June 1993 and October 1993 private placements.

     In March and April 1994, the Company received notice of exercises with respect to certain outstanding warrants. With respect to the exercise of such warrants, the Company recorded at March 31, 1994, 185,000 shares as common stock subscribed and at June 30, 1994, the Company recorded an additional 135,000 shares as common stock subscribed. The Company received payment for 160,000 of the initial 185,000 shares in June 1994, at which time it recorded such shares as issued, leaving at June 30, 1994, 160,000 shares as common stock subscribed. Payment of $320,000 for all outstanding common stock subscribed was received by the Company in July and August 1994.

     In August 1994, pursuant to a private placement, the Company received $600,000 for the sale of 1,200,000 shares of the Company's common stock and 1,200,000 warrants, each to purchase a share of common stock at an exercise price of $2.00, exercisable through September 29, 1994. The warrants expired unexercised.

     In August 1994, the Company issued to The Upjohn Company 15,000 shares of the Company's common stock pursuant to an agreement reached between the Company and The Upjohn Company for purchase by the Company of The Upjohn Company's 38.5 kilograms of synthesized Cyoctol inventory.

     In December 1994, the Company completed the sale of 1,450,000 shares of its common stock in a private placement offering, for an aggregate $2,700,000 and received $2,272,825, net of sales commissions and other expenses associated with the sale.

     In July 1994 and in conjunction with Ethocyn U.S. and international marketing negotiations then in progress, CBD Pharmaceutical Corporation, a related party, agreed with the Company and Cyto Skin Care Corporation (in August 1994 name changed to Chantal Skin Care) to terminate the 8% royalty obligation, effective August 1, 1994, and in lieu thereof, to accept from the Company 300,000 shares of its common stock and from Chantal Skin Care Corporation 300,000 shares of its common stock. In January 1995, 300,000 shares of the Company's common stock were issued per the agreement and 300,000 shares of common stock of Chantal Skin Care were issued in May 1995.

     In January 1995, the Company issued 50,000 shares of its common stock to a sublicensee of SIG for returning the license rights for the territory of China and Hong Kong back to the Company, pursuant to the agreement between the Company and the sublicensee.

     On February 24, 1995, the Company announced that it had decided to seek to acquire the shares of Chantal Skin Care which the Company did not then presently own. In furtherance thereof, on March 9, 1995, the Company commenced an exchange offer seeking to acquire the shares of Chantal Skin Care owned by stockholders located outside the United States, through the exchange of one share of Common Stock of the Company for one share of Chantal Skin Care. On June 16, 1995, the Company accepted for exchange 1,780,000 shares of Chantal Skin Care. Accordingly, the Company now owns 12,690,812 shares of Chantal Skin Care or 90% of the outstanding Chantal Skin Care shares.

     In June 1995, the Company concluded a private placement of 1,200,000 shares of common stock for an aggregate $3,678,000 with net proceeds to the Company of $3,540,000 after placement fees.

     In July 1995 the Company issued 30,000 shares of common stock to a consultant for consulting services.

     In August 1995, pursuant to a private placement under Regulation D of the Securities Act, the Company sold 1,000,000 shares of common stock and 500,000 shares of Series C Convertible Preferred Stock at $4.90 per share. The net proceeds to the Company from such sales, after placement fees, were $6,762,700 and were used for general corporate purposes. The shares of common stock were registered for sale by investors in a registration statement declared effective January 5, 1996, subject to the agreement of the investors not to sell pursuant to such registration statement for 90 days following such effectiveness. The registration statement is currently not available for sales by such investors, pending amendment to reflect current financial information. Series C Preferred shares will automatically be converted into shares of Common Stock at the rate of one (1) share of the Company's Common Stock for each Series C Preferred share, at the later of (i) the day the Company's Certificate of Incorporation is amended to increase the number of authorized shares of Common Stock to at least 30,000,000, and (ii) the date a registration statement with respect to the Common Stock issuable upon such conversion is declared effective by the Securities and Exchange Commission. The Series C Preferred shares will also entitle the holder to dividends and to vote on stockholder matters as if converted into common shares and will have a liquidation preference of $1.00 per Series C Preferred share.

     Options
     -------

     In May 1984, the Company adopted an incentive stock option plan which provides for the granting of incentive stock options for up to 175,000 shares of the Company's common stock. Options were granted at not less than the fair market value of the shares at the date of grant. The plan terminated on April 30, 1994 by its terms.

     In September 1982, the Company's shareholders approved a non-qualified stock option plan for the members of the Board of Directors (except the Company's president), independent contractors and key employees, whereby the eligible persons may be granted an option to purchase shares of the Company's common stock at less than the fair market value of the shares at the date of grant. A total of 250,000 shares are authorized under the plan. Under the Company's non-qualified stock option plan, certain options were granted at significantly less than the fair market value of the shares at the date of grant. In these instances, upon granting of the stock options, the difference between the option price and the fair market value of the shares granted was charged to deferred costs and subsequently amortized over the vesting period of the related options. There were no charges to compensation expense relating to non-qualified stock options for the years ended June 30, 1996, 1995 and 1994. The plan terminated by its terms on January 27, 1994.

     The following table summarizes data relative to the Company's stock options for the years ended June 30, 1994, 1995, and 1996:

                                                   Number      Option price
                                                 of shares       per share
                                                 ----------   ---------------
      Options outstanding at July 1, 1993          174,500    $2.74 to $7.875
      Changes during the period:
        Granted                                     25,000              $1.00
        Exercised                                        -                  -
        Canceled                                   (72,500)   $2.74 to $7.50
                                                  --------
      Options outstanding at June 30, 1994         127,000    $1.00 to $7.875
      Changes during the period:
        Granted                                    175,000    $1.00 to $2.44
        Exercised                                        -                  -
        Canceled                                  (102,000)   $6.00 to $7.875
                                                  --------
      Options outstanding at June 30, 1995         200,000     $1.00 to $2.44
      Changes during the period:
        Granted                                    585,000     $5.00 to $7.50
        Exercised                                 (100,000)             $1.00
        Canceled or expired                       (200,000)             $5.00
                                                  --------
      Options outstanding at June 30, 1996         485,000     $2.44 to $7.50
                                                  ========
      Options exercisable at June 30, 1996         130,000     $2.44 to $7.50
                                                  ========

     At June 30, 1996, 485,000 shares of common stock were reserved for issuance pursuant to the above outstanding stock options.

     In February 1994, the Company granted a consultant options exercisable over a term of three years for the purchase of 100,000 shares at an exercise price of $1.00 per share. The right to exercise these options vested in equal quarterly installments of 25,000 shares, on May 1, 1994, August 1, 1994, November 1, 1994 and February 1, 1995. These options were exercised in the fiscal year ended June 30, 1996.

     In March 1995, the Company granted a then executive officer (who has since resigned from the Company) options for the purchase of 100,000 shares at an exercise price of $2.44 per share. Pursuant to an agreement with the former officer, options to purchase 75,000 shares became exercisable in September 1995 and the balance became exercisable on December 31, 1995.
     The options are exercisable for three years.

     In July 1995, an officer of the Company was granted options to purchase an aggregate of 500,000 shares of common stock of the Company at a purchase price of $5.00 per share. The right to exercise such options vests in installments of 100,000 each as follows: The first installment of 100,000 options vests if earnings per share of the Company are at least $.25 for two consecutive quarters prior to June 30, 1996; the second, if earnings per share of the Company are at least $1.50 for the fiscal year ending June 30, 1996, the third if earnings per share of the Company are at least $4.00 for the fiscal year ending June 30, 1997, the fourth if earnings per share of the Company are at least $5.00 for the fiscal year ending June 30, 1998, and the last if earnings per share of the Company are at least $6.00 for the fiscal year ending June 30, 1999. The options vest only if the officer is, at the vesting date, an employee of the Company and expire three years from the date they vest. Under the option agreement, 200,000 of the options granted to him in fiscal 1996 terminated.

     In June 1996, the Company granted a new board member options for the purchase of 45,000 shares at an exercise price of $7.50 per share of which 25,000 were granted in connection with a consulting agreement and 20,000 for serving as a director. The 25,000 shares become exercisable subject to certain performance criteria. Of the 20,000 shares, 10,000 are immediately exercisable and the remaining 10,000 become exercisable upon re-election to the Board at the Annual Meeting following the first anniversary of service as a director.

     In June 1996, the Company also granted a new board member options for the purchase of 40,000 shares at an exercise price of $7.00 per share of which 20,000 are immediately exercisable and the remaining 20,000 become exercisable upon re-election to the Board at the Annual Meeting following the first anniversary of service as a director.

8.   Transactions with related parties
     ---------------------------------

     In addition to the transactions described elsewhere, the Company recognized in 1996, 1995 and 1994 legal expenses of approximately $42,000, $85,000 and $45,400, respectively, for services provided by a law firm in which a former director (until March 1995) and officer (until February 1993) of the Company is a partner. This firm has served as European legal and regulatory counsel to the Company since 1984.

     The Company also recognized in 1996, 1995 and 1994 legal expenses of approximately $641,925, $85,911 and $42,362, respectively for services provided by a law firm in which a current director of the Company is a partner.

9.   Fourth Quarter Adjustments
     --------------------------

     In the fourth quarter of fiscal 1996, the Company recorded an additional provision of approximately $1.2 million against the June 30, 1996 accounts receivable balance from Stanson which are beyond the agreed upon payment terms. The Company recorded this provision as a reduction of revenues for income statement purposes. The Company also recorded an inventory reserve of approximately $595,000 due to the large quantity of inventory on hand at year end.

10.  Litigation
     ----------

     The Company and Chantal Burnison are defendants in an action titled Marksman Partners, L.P., on behalf of itself and all others similarly
     ---------------------------------------------------------------------
     situated vs Chantal Pharmaceutical Corporation and Chantal Burnison, filed
     -------------------------------------------------------------------
     on February 7, 1996 in the United States District Court, Central District of California, Western Division, Case No. 96-0872. Several other actions asserted on behalf of a class were commenced and are being consolidated under the Marksman Partners, L.P. caption. This action is a securities class action on behalf of all persons who purchased or otherwise acquired the common stock of the Company between July 10, 1995 and January 5, 1996, inclusive. (A similar, non-class action case also has been filed by an individual in a California Municipal court, seeking an insubstantial amount.)

     The Marksman Partners action is based on a contention that the Company's
         -----------------
     accounting for sales revenue, because of the nature of its distribution agreement with Stanson Marketing, Inc. overstated its revenues for fiscal (June 30) 1995 and for the September 30, 1995 quarter ($3 million and $10 million, respectively), which, the action claims, violated generally accepted accounting principles and the Federal securities laws. The complaint notes that Chantal Burnison sold 300,000 shares during the class period (the sales were actually made by CBD Pharmaceutical Corporation.) The complaint appears to rely on details of the contractual relationship with the distributor to contend that the revenues should not have been booked by the Company based on shipped orders from the distributor, since among other reasons, plaintiffs allege that Stanson, during the relevant time period, has the right to require the Company to purchase Stanson on a formula dependent on its income from the Company's products sales, and the Company did not have a substantial history of selling through the distributor and the distribution system. The action seeks monetary damages in an unspecified amount. The amount sought on the basis stated in the complaint would be in excess of the Company's current net worth.

     The Company believes its financial reports were correctly presented under generally accepted accounting principles. A motion to dismiss the Marksman
                                                                        --------
     Partners action was denied, and pre-trial discovery in the Marksman
     --------                                                   --------
     Partners action has commenced.  The Company plans to vigorously defend
     --------
     itself against the claims asserted in the litigation. The likelihood of an unfavorable outcome and range of possible loss, if any, cannot be determined and accordingly no amounts are accrued at June 30, 1996.

     In addition, a derivative action based on many of the same contentions as made in Marksman has been filed against the Company and certain directors of the Company. The action, entitled Baruch Singer and Dorothea E.
                                           -----------------------------
     Wakefield vs. Chantal Burnison and Robert Pinco, defendants, and Chantal
     ------------------------------------------------------------------------
     Pharmaceutical Corporation, nominal defendant, was filed in the Superior
     ---------------------------------------------
     Court of the State of California, the County of Los Angeles, case No. BC 147327. Ms Burnison and Mr. Pinco are named defendants as directors of the Company. Mr. Pinco subsequently has been dismissed as a defendent from the action. The likelihood of an unfavorable outcome and range of possible loss, if any, cannot be determined and accordingly no amounts are accrued at June 30, 1996.

     The Company is also a defendant in a lawsuit entitled Amado Institute,
                                                           ----------------
     Inc., an Arizona Corporation, Plaintiff, vs. Chantal Pharmaceutical Corp.,
     --------------------------------------------------------------------------
     a Delaware Corp., Defendants, filed in January 1996 in Arizona Superior
     ----------------------------
     Court, Santa Cruz County, No. CV-96-018. The suit names the Company as a defendant as well as the Chief Executive Officer of the Company, Chantal Burnison. In the lawsuit, the plaintiff disputes the rescission by the Company of the July 1995 transaction under which the Company acquired land and building for an agreed value of $1,500,000, payable in cash or approximately 270,000 shares of common stock, subject to certain conditions. The plaintiff seeks damages in the sum of $2,981,312, alleged to be the value of 269,485 shares of Company common stock on October 27, 1995, or in the alternative, the issuance of 269,485 shares of registered common stock in the Company, together with interest, attorneys fees and costs. The Company believes the rescission was timely pursuant to an express right in the contract of purchase and is vigorously defending the action. The likelihood of an unfavorable outcome and range of possible loss, if any, cannot be determined and accordingly no amounts are accrued at June 30, 1996.

11.  Subsequent Events
     -----------------

     In October 1996, Chantal Pharmaceutical Corporation completed the sale of $5.2 million principal amount of 8% Convertible Debentures due September 30, 1998. The Company received net proceeds of $4,882,500 after payment of placement fees and expenses. The debentures were sold to investors qualifying as non-U.S. persons in an offering completed under Regulation S.

     The debentures are convertible into shares of common stock of the Company as to one-third of the principal amount of each debenture after 45 days from the date of issuance, an additional one-third after 75 days from the date of issuance and the balance after 90 days from the date of issuance. The conversion price is the lesser of $3.91 or 80% of the average closing bid price of the Company's common stock for the five business days immediately preceding the conversion date.

                                   PART  III
                                   ---------


ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------  --------------------------------------------
ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------

     Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

The names, ages and positions of the directors and executive officers of the Company are as follows:


NAME                         AGE               POSITION
----                         ---               --------
Chantal Burnison              46               Chairman of the Board
                                               and Chief Executive Officer(1)

Marc Dworkin                  50               President

Rino Gemelli                  55               Executive Vice President and
                                               Director of Chemical
                                               Production(1)

Dr. Jeannie Wu                34               Vice President and Director of
                                               Clinical Trial Development

Yvette Lamprecht              28               Chief Financial Officer

Dr. Norman Estrin             57               Director

Dr. George Goldstein          63               Director

Robert Pinco                  52               Director(1)

----------------

(1) Also a director of Chantal Skin Care Corporation, the Company's 90% owned subsidiary.

          All Directors are serving a current term which expires at the next annual meeting of stockholders, and until their successors are elected and qualified. All officers serve at the discretion of the board.

          Chantal Burnison is Chief Executive Officer and Chairman of the Board of Directors of the Company and Chantal Skin Care Corporation. She has served as Chief Executive Officer and Chairman of the Board of the Company since May 21, 1982, at which date the Company acquired from her family-held company the licensing rights to the patents and safety and efficacy test data conducted to such date for the X-Andron synthetic anti-androgen compounds (including Cyoctol and Ethocyn) and the Metcyclor Family of cancercidal compounds. In May 1994, she became Chairman of the Board and Chief Executive Officer of the Companys 90% owned Chantal Skin Care Corporation subsidiary. In addition to being a corporate executive, Chantal Burnison is a chemist, biologist and attorney. She is co-inventor on the patents and patent applications and has co-authored numerous scientific medical publications. Prior to joining the Company, her employment experience included serving as a vice president and general legal counsel to a steel company, a partner in a Los Angeles based law firm specializing in corporate and commercial property law and as a chemist in plastics in private industry. She has, and continues to, serve as a director on the boards of several privately held corporations. Since 1980, Ms. Burnison has served as president of CBD Pharmaceutical Corporation, a company controlled by her and her family which is engaged in the development and marketing of products unrelated and not in competition with the business of the Company. See "Item 1, Business and Distribution Licensing Agreement" and "Item 13 - Certain Relationships and Related Transactions". She spends substantially all of her business time on the business of the Company.

     Mr. Marc Dworkin joined the Company in July 1995 and was elected President in August 1995. Mr. Dworkin has spent his business career in retail marketing, primarily in the chain drug industry. From 1988 until joining the Company, he was president of Sids Get It For Less of Houston, Ohio. Between 1985 - 1987, Mr. Dworkin was the Senior Operating Executive of Carl's Drug Company, Rome, New York. Between 1969-1985, Mr. Dworkin held numerous management positions at Revco Drug Store Incorporated, a NYSE public company based in Cleveland, Ohio. Mr. Dworkins education and professional affiliations include a bachelors of arts in marketing from Michigan State University, and membership in Young Presidents Organization, American Marketing Association and American Management Association.

     Mr. Rino Gemelli joined the Company in 1990 and serves as Vice President and Director of Product Production of the Company's products, both pharmaceutical and cosmetic. Mr. Gemelli is responsible for establishing the Companys present Ethocyn, and other Company Compounds research and production laboratory in Kaiserslautern, Germany and managed the laboratory between 1990 and 1993. Mr. Gemelli is also serving as a Director, Vice President and Treasurer of Chantal Skin Care Corporation. From 1979 to 1989, Mr. Gemelli served as Executive Vice President and General Manager of a Los Angeles, California based private and plastic chemical collation company.

     Dr. Jeannie Wu joined the Company in February 1994 and was elected as Vice President and Director of Clinical Trial Development, a newly created position in July 1994. Dr. Wu is a medical physician trained in China where she practiced medicine from 1985 to 1992. After coming to the U.S. in 1992, she worked as an assistant to the president of Xing Hwa Corporation, a trading company in Los Angeles from 1992 to 1993 and at the Beverly Hills Pain Center from 1993 to 1994 until joining the Company.

     Ms. Yvette Lamprecht joined the Company in August 1996 and serves as Chief Financial Officer. Between September 1993 and when she joined the Company, she held various accounting and financial positions at Iwerks Entertainment, Inc., a public company. Between September 1990 and September 1993, she was a senior auditor at Ernst & Young, serving clients in numerous business sectors, including the retail and manufacturing industries. Ms. Lamprecht is a certified public accountant.

     Dr. Norman Estrin became a director in June 1996. Dr. Estrin also serves as a consultant to the Company with respect to the Pacific Rim launch. Dr. Estrin is a 25 year veteran of the cosmetic industry. Dr. Estrin assists pharmaceutical, cosmetic and other companies in executing international marketing and distribution programs. In addition, he serves as a consultant to government agencies, medical conference planning organizations and an international marketing management company. Dr. Estrin was Senior Vice
President - Science, at the Cosmetic, Toiletry and Fragrance Association from 1968 through 1985. Dr. Estrin left CFTA in 1985 to assume the position of Vice President - Science and Technology at the Health Industry Manufacturers Association, where he developed a number of international and domestic programs relating to the medical device industry.

     Dr. George Goldstein became a director in June 1996. Dr. Goldstein has served as a consultant to major pharmaceutical companies that include Aprex Corporation, Church and Dwight, Inc., Johnson and Johnson, Sterling Drug, Inc., Proctor and Gamble, Glaxo, Fisens, Smith Kline Beecham, and others. Dr. Goldstein presently is the President, Director and Co-founder of Pharmaceutical Discovery Corporation. For fifteen years prior to the formation of Pharmaceutical Discovery Corporation, he held several positions, including Corporate Vice President, Worldwide Medical and Regulatory Affairs, at Sterling Drug Inc., of New York, New York.

     Mr. Robert Pinco became a director in April 1992 and also serves as a director of Chantal Skin Care. Mr. Pinco is an attorney and licensed pharmacists. He is a partner and the Director of the Food and Drug Group of the

Washington, D.C. law offices of Akin, Gump, Strauss, Hauer & Feld. Additionally, Mr. Pinco serves as an Adjunct Professor of Pharmacy Practice and Administrative Sciences at the University of Maryland. Between 1974-1977, Mr. Pinco was Director of the Over-the-Counter Drug Evaluation Division at the United States Food and Drug Administration (FDA). Prior thereto, from 1972-1974, Mr. Pinco was an Assistant General Counsel with the White House Special Action Office for Drug Abuse Prevention and between 1969-1972 served as an Attorney with the Office of Chief Counsel, Bureau of Narcotics and Dangerous Drugs (now the Drug Enforcement Administration) of the Department of Justice. Akin, Gump, Strauss, Hauer & Feld serves as FDA legal counsel to the Company.

ITEM 405 DISCLOSURE

     No directors, officers or beneficial owners of more than ten percent of the Company's Common Stock failed to file on a timely basis reports required by
Section 16(a) of the Securities Exchange Act of 1934, except for the filings of an initial statement of beneficial ownership on Form 3 by each of Drs. Estrin and Goldstein and the filing by Dr. Goldstein of the statement of changes of beneficial ownership on Form 4 for July and August 1996, all of which are being filed.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

SUMMARY COMPENSATION TABLE

     The following table shows, as to the Chief Executive Officer and as to each of the other two most highly compensated executive officers whose salary plus bonus exceeded $100,000 during the last fiscal year, information concerning all compensation paid for services to the Company in all capacities during the last three fiscal years.

                                                                                                          Long Term
                                      Annual Compensation                                                Compensation
                                   ----------------------------------------------------------------------------------------
                                                                                     Other Annual   Securities Underlying
    Name and Principal Position              Year           Salary           Bonus    Compensation      Options/SARS (1)
    ---------------------------              ----           ------           -----    ------------   ----------------------

Chantal Burnison                             1996          266,997   (2)      5,000
  Chief Executive Officer                    1995          200,769   (2)
                                             1994          186,747   (2)

Marc Dworkin (3)                             1996          153,946           25,000         18,000      500,000 shares
  President                                  1995
                                             1994

Rino Gimelli (4)                             1996          112,518           33,376
  Vice President and Director of             1995           65,141
   Product Production                        1994           48,698

(1) All numbers reflect the number of shares of Common Stock subject to options granted during the fiscal year.
(2) Includes $107,692, $90,000 and $21,000 received as compensation from Chantal Skin Care Corporation.
(3) Mr. Dworkin provided consulting services in early fiscal 1996 and then joined the Company as an officer in August 1995.
(4) Mr. Gimelli is an officer and director of the Companys' 90% owned subsidiary, Chantal Skin Care Corporation.

     The amount of compensation paid or distributed during the last fiscal year and not described above with respect to any individual named in the Summary Compensation Table did not exceed the lesser of $25,000 or 10% of the compensation table for such person.

OPTIONS GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information regarding grants of stock options made during the fiscal year ended June 30, 1996 to the executive officers named in the Summary Compensation Table.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                    Percent of
                                  Total Options
                      Number of     Granted to     Exercise or
                       Options     Employees in    Base Price    Expiration
       Name            Granted     Fiscal Year      Per Share       Date
       ----            -------     -----------      ---------       ----
Marc Dworkin        (1) 500,000             100%          5.00  (1) 6/30/02


(1) In July 1995, Mr. Dworkin was granted options to purchase an aggregate of 500,000 shares of common stock of the Company at a purchase price of $5.00 per share. The right to exercise such options vests in installments of 100,000 each as follows: The first installment of 100,000 options vests if earnings per share of the Company are at least $.25 for two consecutive quarters prior to June 30, 1996; the second, if earnings per share of the Company are at least $1.50 for the fiscal year ending June 30, 1996,the third if earnings per share of the Company are at least $4.00 for the fiscal year ending June 30, 1997, the fourth if earnings per share of the Company are at least $5.00 for the fiscal year ending June 30, 1998, and the last if earnings per share of the Company are at least $6.00 for the fiscal year ending June 30, 1999. The options vest only if Mr. Dworkin is, at the vesting date, an employee of the Company and expire three years from the date they vest. Per Mr. Dworkins option agreement, 200,000 of the options granted to him in fiscal 1996 terminated.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION VALUES (1)

                                                   Number of           Value of All Unexercised
                    Shares                    Unexercised Options        In-the-Money Options
                   Acquired      Value        at Fiscal Year-End        at Fiscal Year End (1)
     Name         on Exercise   Realized   Exercisable/Unexercisable   Exercisable/Unexercisable
     ----         -----------   --------   -------------------------   -------------------------
Marc Dworkin            -          -                 0/300,000                     0/0

(1) Based upon the last reported sale price of the Common Stock on NASDAQ National Market System on June 30, 1996.

COMPENSATION OF DIRECTORS

     In June 1996, the Company granted Dr. Estrin options for the purchase of 45,000 shares at an exercise price of $7.50 per share of which 25,000 were granted in connection with a consulting agreement and 20,000 for serving as a director. The 25,000 shares become exercisable subject to certain performance criteria. Of the 20,000 shares, 10,000 are immediately exercisable and the remaining 10,000 become exercisable upon re-election to the Board at the Annual Meeting following the first anniversary of service as a director.

     In June 1996, the Company granted Dr. Goldstein options for the purchase of 40,000 shares at an exercise price of $7.00 per share of which 20,000 are immediately exercisable and the remaining 20,000 become exercisable upon re-election to the Board at the Annual Meeting following the first anniversary of service as a director.

ITEM 12.  PRINCIPAL STOCKHOLDERS
--------------------------------

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, as of September 30, 1996, based on 18,190,516 shares outstanding, (i) by each of the Company's directors, (ii) all directors and officers of the Company as a group and (iii) by each person believed by the Company to own beneficially more than 5% of its outstanding shares of Common Stock:


        Name and Address              Number of Shares Owned    Percentage of Class
        ----------------              ----------------------    -------------------
Chantal Burnison*                            1,312,103  (1)             7.2

Robert Pinco*                                        -                    -

Norman Estrin                                   10,100  (3)                (2)

George Goldstein                                22,000  (3)                (2)

CBD Pharmaceutical Corporation               1,209,503  (1)             6.6
  147 E. Liberty Street
  Reno, NV  89501

All Directors and Officers                   1,345,203  (1)             7.4
as a group (8 persons)
---------------

* The address of each director is c/o Chantal Pharmaceutical Corporation, 12121 Wilshire Boulevard, Los Angeles, California 90025.

(1) Includes 1,209,503 shares beneficially owned by CBD, which is controlled by Ms. Burnison and certain members of her family,

(2)  Less than one percent.

(3)  Includes shares issuable upon exercise of currently exercisable options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     In May 1982, the Company acquired a license for the exclusive manufacturing and marketing rights to the X-Andron Series compounds (including Cyoctol and Ethocyn) and Metcyclor compounds and all derivatives and isometric families thereof from CBD Pharmaceutical Corporation, which is controlled by Chantal Burnison and her family, in exchange for 2,614,500 shares of the Company's Common Stock and an agreement to pay an aggregate royalty of (i) 8% of the wholesale price of all licensed compounds manufactured and sold directly by the Company to the wholesale or retail markets; and (ii) 8% of all revenues derived by the Company from royalty or other sales-based compensation pursuant to any sub-license, joint venture or other marketing or development agreement between the Company and any other party with respect to the licensed compounds. The term of the Company's license from CBD Pharmaceutical Corporation is equal to the period during which any of such compounds are protected under any patent rights which may issue from the United States Patent Office. Total royalty expense under such royalty arrangement with CBD was $414 for the year ended June 30, 1993. No royalty expense was recorded for the years ended June 30, 1994 and 1995. As of June 30, 1993, the Company had accrued liabilities of $19,159 for unpaid royalties pursuant to this agreement. The obligation to make payments to CBD Pharmaceutical Corporation with respect to Ethocyn-based cosmetics products was assumed by Chantal Skin Care in connection with the License Agreement between the Company and Chantal Skin Care. In July 1994 and in conjunction with Ethocyn U.S. and international marketing negotiations then in progress, CBD Pharmaceutical Corporation agreed with the Company and Chantal Skin Care to terminate the 8% royalty obligation, effective August 1, 1994, and in lieu thereof, to accept from the Company 300,000 shares of its common stock and from Chantal Skin Care 300,000 shares of its common stock.

     Since May 1984, the law firm of Staubach Teich & Partner, of which Dr. Rainer Staubach is a partner, has served as European legal and regulatory counsel to the Company. Dr. Staubach, a former director and officer of the Company, is the husband of Chantal Burnison, Chairman of Board and Chief Executive Officer of the Company.

     In June 1993, CBD Pharmaceutical Corporation agreed to invest $150,000 of royalties owed it by acquiring Units, each Unit consisting of one share of the Company's Series B Convertible Preferred Stock and five Common Stock purchase warrants, for $5.00 per Unit, all on the same terms and conditions as other unrelated investors in the Company's June 1993 private placement. The warrants expired in April 1994 unexercised. At June 30, 1996, the 30,000 shares of Series B Convertible Preferred Stock were automatically converted in accordance with the terms thereof into 240,000 shares of common stock of the Company.

     On March 15, 1994, the Company entered into a License agreement (the "License") with Cyto Skin Care Corporation ("Cyto Skin Care") pursuant to which the Company licensed to Cyto Skin Care the rights to distribute and sell Ethocyn-based cosmetics and skin care products (i.e. non-pharmaceutical products) in United States, Canada, Mexico and the Caribbean. Cyto Skin Care issued to the Company in consideration of the License, 10,910,812 shares of its common stock. Under the License, Cyto Skin Care was obliged to use its best efforts to expeditiously launch the marketing and sale of Ethocyn-based cosmetic skin care products (the "Chantal Line") by September 30, 1994, but in no event later than December 31, 1994. In August of 1994, Cyto Skin Care changed its name to Chantal Skin Care Corporation ("Chantal Skin Care"). The License is terminable at the option of the Company if during the term of the License Chantal Skin Care does not achieve sales of the Chantal Line of at least $5,000,000 in the initial nine months following execution of the License; $20,000,000 during calendar 1995; and $50,000,000 in calendar 1996. Although Chantal Skin Care did not achieve the requisite product sales, the Company does not intend to exercise its termination rights.

     On February 24, 1995, the Company announced that it had decided to seek to acquire the shares of Chantal Skin Care which the Company did not then own. In furtherance thereof, on March 9, 1995, the Company commenced an exchange offer seeking to acquire the shares of Chantal Skin Care owned by shareholders located outside the United States, through the exchange of one (1) share of Common Stock of the Company for one share of common stock of Chantal Skin Care. On June 16, 1995, the Company accepted for exchange 1,780,000 shares of Chantal Skin Care common stock. Accordingly, the Company now owns 12,690,812 shares of Chantal Skin Care or 90% of the outstanding Chantal Skin Care shares. The Company intends to effect a merger of Chantal Skin Care with and into a newly formed wholly owned subsidiary of the Company on the same basis as the exchange for the shares owned by persons outside the United States.

                                    PART IV
                                    -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES,
----------------------------------------------------
          AND REPORTS ON FORM 8-K
          -----------------------

     A.   EXHIBITS: SEE EXHIBIT LIST ATTACHED TO THIS ANNUAL REPORT ON FORM
          10-K.


     B.   FINANCIAL STATEMENTS:

          Reports of Independent Certified Public Accountants

          Consolidated Balance Sheets
          June 30, 1996 and 1995

          Consolidated Statements of Operations
          Years Ended June 30, 1996, 1995 and 1994

          Consolidated Statements of Stockholders' Equity
          Years Ended June 30, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows
          Years Ended June 30, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements

     C.   FINANCIAL STATEMENT SCHEDULE:

          Schedule II - Valuation and Qualifying Accounts for the years ended June 30, 1996, 1995 and 1994.

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


     D.   REPORTS ON 8-K:

          Change in Registrants' Certifying Accountant dated August 5, 1996 as amended

          Change in Registrants' Certifying Accountant dated September 16, 1996

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 5, 1996


                              CHANTAL PHARMACEUTICAL CORPORATION
                                          (Registrant)



                                By  /s/ Chantal Burnison
                                   ----------------------------------
                                   Chantal Burnison
                                   Chairman of the Board
                                   and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

         Signature and Title                            Date
         -------------------                            ----

     /s/ Chantal Burnison
     ---------------------------                   December 5, 1996
     Chantal Burnison
     Chairman of the Board
     and Chief Executive Officer
     (Principal Executive Officer)


     /s/ Yvette Lamprecht                          December 5, 1996
     ----------------------------
     Yvette Lamprecht
     Chief Financial Officer
     (Principal Financial Officer)


     /s/ Robert Pinco                              December 5, 1996
     ----------------------------
     Robert Pinco
     Director


     /s/ Norman Estrin                             December 5, 1996
     -----------------------------
     Norman Estrin
     Director


     /s/ George Goldstein                          December 5, 1996
     -----------------------------
     George Goldstein
     Director

                                  SCHEDULE II


                      CHANTAL PHARMACEUTICAL CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED JUNE 30, 1994, 1995 AND 1996

                                      Balance at
                                      beginning                             Balance at
Classification                         of year     Additions   Deductions   end of year
-----------------------------------   ----------   ---------   ----------   -----------
FOR THE YEAR ENDED JUNE 30, 1994
  None
FOR THE YEAR ENDED JUNE 30, 1995
 Allowance for sales returns                   -       90,216          -         90,216

FOR THE YEAR ENDED JUNE 30, 1996

 Sales returns and allowance              90,216    1,516,692          -      1,606,908

 Inventory Obsolescence Reserve                -      595,408          -        595,408


                                 EXHIBIT INDEX


Incorporated by                   Exhibit
Reference to:                     Number                    Exhibits                                         Page
---------------                   -------                   --------                                         ----


(1)-Exhibit 3.1A                     3.1              Certificate of Incorporation                             --

(12)Exhibit 3.2                      3.2              By-laws                                                  --

(4)-Exhibit 3.2A                     3.3              Amendment to the Certificate of Incorporation
                                                      dated March 24, 1987                                     --

(7)-Exhibit 3.4                      3.4              Amendment to the Certificate of Incorporation
                                                      dated April 30, 1992                                     --

(8)-Exhibit 3.5                      3.5              Certificate of Designation, Preferences and Rights
                                                      of Series B Voting Convertible Preferred Stock
                                                      Dated July 28, 1993                                      --

(10)Exhibit 3.6                      3.6              Amended Certificate of Designation, Preferences and
                                                      Rights of Series B Voting Convertible Preferred Stock
                                                      Dated November 22, 1993                                  --

(12)Exhibit 3.7                      3.7              Certificate of Designations Preferences and Rights of
                                                      Series C Voting Convertible Preferred Stock dated
                                                      August 2, 1995                                           --

(1)-Exhibit 10.4                    10.1              Amended and Restated License Agreement between
                                                      CBD Pharmaceutical Corporation and CBD, Inc.             --

(1)-Exhibit 10.5                    10.2              Amended and Restated License Agreement between
                                                      CBD Pharmaceutical Corporation and the Registrant        --

(1)-Exhibit 10.9                    10.3              Registrant's Incentive Stock Option Plan                 --

(1)-Exhibit 10.10                   10.4              Registrant's Non-Qualified Stock Option Plan             --

(2)-Exhibit 10.12                   10.5              Copy of lease between Registrant and Search
                                                      Wilshire Brentwood Plaza Limited Partnership.            --

(3)-Exhibit 10.16                   10.6              Agreement with National Cancer
                                                      Institute dated October 19, 1986                         --

(4)-Exhibit 10.21                   10.7              Distribution Agreement with Leca,
                                                      S.A., dated as of October 5, 1987.                       --

(5)-Exhibit 10.24                   10.8              Copy of sub-lease between the Registrant
                                                      and Phoenix Marketing Group, Inc.                        --

(6)-Exhibit 10.26                   10.9              Research, Development and Distribution
                                                      Agreement with Investors, represented
                                                      by Trustee, Dr. Urs Wehinger dated
                                                      as of August 10, 1989                                    --

(6)-Exhibit 10.27                   10.10             License agreement with Chi Fu Trading
                                                      Company dated as of January 11, 1989                     --

(6)-Exhibit 10.28                   10.11             License agreement with Kolon Industries,
                                                      Incorporated dated as of June 12, 1989                   --

                                 EXHIBIT INDEX
                                  (Continued)

Incorporated by                   Exhibit
Reference to:                     Number              Exhibits                                               Page No.
-------------                     -------             --------                                               --------
(7)-Exhibit 10.17                 10.13               Amendment to the License Agreement between the
                                                      Registrant and CBD Pharmaceutical Corporation            --

(9)-Exhibit 10.1                  10.14               Agreement for Issuance/Stock by and between
                                                      the Registrant and Chantal Skin Care Corporation
                                                      (formerly Cyto Skin Care Corporation) dated
                                                      March 15, 1994                                           --

(9)-Exhibit 10.2                  10.15               License Agreement by and between the Registrant
                                                      and Cyto Skin Care Corporation (name changed in
                                                      August 1994 to Chantal Skin Care Corporation) dated
                                                      March 15, 1994                                           --

(10)-Exhibit 10.21                10.16               Second Amendment to License Agreement between
                                                      the Registrant, CBD Pharmaceutical Corporation and
                                                      Chantal Skin Care Corporation dated October 17, 1994     --

(11)Exhibit 10.22                 10.17               Employment Agreement between the Registrant
                                                      and Lawrence J. Brady, dated as of March 7, 1995         --

(11)Exhibit 10.23                 10.18               Lease dated May 1, 1995 between the Registrant
                                                      and A.D. Clark, Inc.                                     --

(12)Exhibit 10.19                 10.19               Agreement dated June 29, 1995 between the
                                                      Registrant and Stanson Marketing, Inc.                   --

(13)Exhibit 10.20                 10.20               Amendment to agreement dated June 29, 1995
                                                      between the Registrant and Stanson Marketing, Inc.       --

        *                         22                  Listing of Subsidiaries                                  --

        *                         27                  Financial Data Schedule                                  --


-----------------------
*    Filed herewith.

(1)  Registrant's Registration Statement on Form S-18, File No. 2-94956-NY.

(2)  Registrant's Annual Report on Form 10-K for the year ended June 30, 1985.

(3)  Registrant's Registration Statement on Form S-1, File No. 33-10724.

(4)  Registrant's Registration Statement on Form S-1, File No. 33-19079.

(5)  Registrant's Registration Statement on Form S-1, File No. 33-25521.

(6)  Registrant's Registration Statement on Form S-1, File No. 33-31846.

(7)  Registrant's Registration Statement on Form S-3, File No. 33-40352.

(8)  Registrant's Annual Report on Form 10-K for the year ended June 30, 1993.

(9)  Registrant's Report on Form 10-Q for the quarter ended December 31, 1993.

(10) Registrant's Annual Report on Form 10-K for the year ended June 30, 1994.

(11) Registrant's Registration Statement on Form S-1, File No. 33-89180.

(12) Registrant's Registration Statement on Form 10-K for the year ended June 30, 1995.

(13) Registrant's Quarterly Report on Form 10Q for the three and six months ended December 31, 1995.