Form 10-Q
period 1996-09-30
CHANTAL PHARMACEUTICAL CORP
filed 1996-12-05
CIK 721408

================================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                    -----------------    -----------------

                         Commission File Number 0-13304


                       CHANTAL PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)


                  DELAWARE                             22-2276346
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)

 12121 WILSHIRE BOULEVARD, LOS ANGELES, CALIFORNIA       90025
      (Address of principal executive offices)         (Zip Code)

      Registrant's telephone number, including area code:  (310) 207-1950


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

The number of shares of Common Stock, $.01 par value, outstanding as of November 15, 1996 was 18,190,516.



================================================================================

                       CHANTAL PHARMACEUTICAL CORPORATION

                               INDEX TO FORM 10-Q


Part I:  Financial Information (unaudited)                      Page Number
------------------------------------------                      -----------
     Item 1 - Financial Statements
     -----------------------------

     Consolidated Balance Sheets as of September 30, 1996
          and June 30, 1996.......................................   3

     Consolidated Statements of Operations for the three months
          ended September 30, 1996 and September 30, 1995.........   4

     Consolidated Statements of Cash Flows for the three months
          ended September 30, 1996 and September 30, 1995.........   5

     Notes to Consolidated Financial Statements...................   6


     Item 2   Management's Discussion and Analysis
     ------   of Financial Condition and Results of Operations....   9


Part II:  Other Information
---------------------------

     Item 6 - Exhibits and Reports on Form 8-K....................   11

     Signatures...................................................   12

                         Item 1.  Financial Statements

                       CHANTAL PHARMACEUTICAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                             September 30,      June 30,
                                                 1996             1996
                                             -------------   -------------
                                              (unaudited)
ASSETS
------
Current assets
 Cash and cash equivalents                   $    278,066    $    305,668
 Short-term investment                             27,926          27,926
 Accounts receivable, trade, net                1,601,064       2,023,911
 Inventory, net                                 7,068,737       6,888,416
 Prepaid expenses and other current
  assets                                          371,345          46,411
                                             ------------    ------------
    Total current assets                        9,347,138       9,292,332
Property and equipment, at cost:
 Equipment and machinery                        1,854,109       1,841,964
 Furniture, fixtures and leasehold
  improvements                                    824,423         823,992
 Less accumulated depreciation and
  amortization                                 (1,583,151)     (1,520,032)
                                             ------------    ------------
 Net property and equipment                     1,095,381       1,145,924

License rights, net of accumulated
 amortization of $1,350,344
 and $1,141,856                                 6,989,201       7,197,689
Patents and trademarks, net of
 accumulated amortization of
 $62,022 and $60,298                               55,092          56,816
Prepaid royalties, net of accumulated
 amortization of $133,265 and $112,032            716,110         737,343
Deposits and other assets                         209,389         213,251
Organization cost, net of accumulated
 amortization of $62,780 and $54,932               94,170         102,018
                                             ------------    ------------
    TOTAL ASSETS                             $ 18,506,481    $ 18,745,373
                                             ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
 Accounts payable                            $  5,754,693    $  5,422,239
 Accrued liabilities                            2,574,771       1,447,291
 Royalties payable                                652,668         652,668
 Current portion of long-term capital
  lease obligation                                 59,697          59,697
 Short-term borrowings                            242,880               -
 Note Payable                                     250,000               -
                                             ------------    ------------
  Total current liabilities                     9,534,709       7,581,895

Long term liabilities
 Capital lease obligation, less current
  portion                                         368,844         384,882
                                             ------------    ------------
  Total liabilities                             9,903,553       7,966,777
Commitments and contingencies
 Minority interest                              1,286,328       1,406,897
Stockholders' equity
 Preferred stock, $.10 par value;
  1,000,000 shares authorized; 500,000
  Preferred Series C shares issued and
  outstanding
   Liquidation preference of $500,000              50,000          50,000
 Common stock, $.01 par value;
  20,000,000 shares authorized;
  18,190,516 shares issued and
  outstanding at September 30, 1996 and
  June 30, 1996                                   181,905         181,905
 Additional paid-in capital-preferred
  stock                                         2,204,000       2,204,000
 Additional paid-in capital - common
  stock                                        51,159,860      51,159,860
 Accumulated deficit                          (46,279,165)    (44,224,066)
                                             ------------    ------------
  Total stockholders' equity                    7,316,600       9,371,699
                                             ------------    ------------
  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                    $ 18,506,481    $ 18,745,373
                                             ============    ============

                            See accompanying notes.

                      CHANTAL PHARMACEUTICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

      For the three months ended September 30, 1996 and September 30, 1995

                                  (unaudited)

                                                Three Months Ended
                                                   September 30
                                               1996            1995
                                           ------------    -----------
Revenues:
  Product sales, net                        $ 1,829,006    $ 5,169,484
  License fees and other income                  80,630         31,092
                                            -----------    -----------
    Total revenues                            1,909,636      5,200,576

  Costs of goods sold                           328,163        832,452
                                            -----------    -----------
Gross profit                                  1,581,473      4,368,124

  Marketing and other expenses related
   to cosmetic line                           1,874,509      2,194,912

  General and administrative                  1,625,014      1,018,557

  Amortization of license rights                229,723        229,723

  Research and development                        2,344        155,291
                                            -----------    -----------
Income (loss) from operations                (2,150,117)       769,641

Other income (expense):
  Interest income                                 1,382         40,962
  Interest expense:                             (26,933)       (25,158)
                                            -----------    -----------
 Income (loss) before income taxes and
       minority interest                     (2,175,668)       785,445
       Income taxes                                   -              -
       Minority interest                        120,569         (4,029)
                                            -----------    -----------

Net income (loss)                           $(2,055,099)   $   781,416
                                            ===========    ===========

Net income (loss) per share                      $(0.11)         $0.04
                                            ===========    ===========

Weighted average shares outstanding          18,190,516     17,817,183
                                            ===========    ===========

                            See accompanying notes.

                       CHANTAL PHARMACEUTICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

      For the three months ended September 30, 1996 and September 30, 1995

                                  (unaudited)

                                                Three Months Ended
                                                  September 30,

                                               1996            1995
                                           ------------    -----------
 Cash flows from operating activities:

 Net income (loss)                          $(2,055,099)   $   781,416
 Adjustments to reconcile net income
  (loss) to net cash used in operating
  activities:
      Depreciation and amortization             304,686        307,891
      Provisions for sales return                     -        123,005
      Minority interest                        (120,569)         4,029
      Common stock issued in
       satisfaction of
        consulting and legal fee                      -        120,420
      Changes in operating assets and
       liabilities:
         Accounts  receivable, trade            422,847     (1,579,852)
         Inventory                             (180,321)      (959,075)
         Prepaid expenses                      (324,934)       (29,171)
         Other assets                             1,588       (252,859)
         Accounts payable and accrued
          liabilities                         1,459,934        474,684
                                            -----------    -----------
Net cash used in operating activities          (491,868)    (1,009,512)
                                            -----------    -----------
Cash flows from investing activities:
  Additions to property and equipment           (12,576)      (151,980)
                                            -----------    -----------
Net cash provided by (used in)
 investing activities                           (12,576)      (151,980)
                                            -----------    -----------
Cash flows from financing activities:
  Proceeds from issuance of short-term
   borrowings and notes payable                 559,917          4,021

  Payments on short-term borrowings             (67,037)             -
  Payments on capital lease obligation          (16,038)       (32,671)
  Proceeds from issuance of common stock              -      4,508,700
  Proceeds from issuance of preferred
   stock, net                                         -      2,254,000
Net cash provided by financing              -----------    -----------
 activities                                     476,842      6,734,050
                                            -----------    -----------
Net increase (decrease) in cash and
  cash equivalents                              (27,602)     5,572,558
Cash and cash equivalents:
  At beginning of period                        305,668      2,824,644
                                            -----------    -----------
  At end of period                          $   278,066    $ 8,397,202
                                            ===========    ===========


                            See accompanying notes.

                       CHANTAL PHARMACEUTICAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)


NOTE 1 - GENERAL
----------------

The accompanying consolidated financial statements of Chantal Pharmaceutical Corporation (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1996 and the results of its operations for the three months ended September 30, 1996 and 1995 and the cash flows for the three months ended September 30, 1996 and 1995 have been included. The results of operations for the interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's latest Annual Report on Form 10-K.

Under the Company's revenue recognition policy adopted with respect to fiscal 1996 relating to sales by the Company to its U.S. distributor, Stanson Marketing, Inc. ("Stanson"), revenue was recognized upon shipment to Stanson with respect to products which were not distributed on an autoship basis, and revenue is recognized with respect to products distributed on an autoship basis upon sale by Stanson to its customer. The Company considers all products shipped to Stanson after November 21, 1995 as being subject to distribution on an autoship basis. This revenue recognition policy complies with FASB 48 "Revenue Recognition when Rights of Return Exists".

For the three month period ended September 30, 1995 revenue from Stanson consisted of products to be distributed on a non auto-ship basis and were recognized upon shipment to Stanson and for the three months ended September 30, 1996 revenue from Stanson consisted of products to be distributed on an auto-ship basis and were recognized upon sale by Stanson to its customer.

Principles of consolidation
---------------------------

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its 90% owned subsidiary, Chantal Skin Care Corporation ("Chantal Skin Care"). All significant intercompany accounts and transactions have been eliminated.

Net income (loss) per share
---------------------------

The computation of income or loss per share for the three month periods ended September 30, 1995 and 1996 are based on the weighted average number of common and common equivalent shares outstanding. When dilutive, stock option, warrants and convertible Preferred Stock are included as share equivalents using the treasury stock method. Primary and fully diluted earnings per share are the same for each of the periods presented.

NOTE 2 - INVENTORY
------------------

Inventory is stated at the lower of cost (first-in, first-out) or market. Inventory consisted of the following:

                                   September 30,       June 30,
                                        1996             1996
                                   -------------      ----------
Finished goods                        $3,986,748      $4,067,510
Compound                               1,336,105         855,761
Work in progress                       1,056,052       1,380,017
Raw materials and componentry          1,285,240       1,180,536
                                      ----------      ----------
                                       7,664,145       7,483,824
Inventory reserve                       (595,408)       (595,408)
                                      ----------      ----------
                                      $7,068,737      $6,888,416
                                      ==========      ==========


Included in inventory are products sold to the Company's U.S. distributor which in accordance with the revenue recognition policy discussed above are not being recognized as revenue for accounting purposes.

NOTE 3 - LITIGATION
-------------------

The Company and Chantal Burnison are defendants in an action titled Marksman
                                                                    --------
Partners, L.P., on behalf of itself and all others similarly situated vs Chantal
--------------------------------------------------------------------------------
Pharmaceutical Corporation and Chantal Burnison, filed on February 7, 1996 in
-----------------------------------------------
the United States District Court, Central District of California, Western Division, Case No. 96-0872. Several other actions asserted on behalf of a class were commenced and are being consolidated under the Marksman Partners, L.P. caption. This action is a securities class action on behalf of all persons who purchased or otherwise acquired the common stock of the Company between July 10, 1995 and January 5, 1996, inclusive. (A similar, non-class action case also has been filed by an individual in a California Municipal court, seeking an insubstantial amount.)

The Marksman Partners action is based on a contention that the Company's
    -----------------
accounting for sales revenue, because of the nature of its distribution agreement with Stanson Marketing, Inc. overstated its revenues for fiscal (June
30) 1995 and for the September 30, 1995 quarter ($3 million and $10 million, repectively), which, the action claims, violated generally accepted accounting principles and the Federal securities laws. The complaint notes that Chantal Burnison sold 300,000 shares during the class period (the sales were actually made by CBD Pharmaceutical Corporation.) The complaint appears to rely on details of the contractual relationship with the distributor to contend that the revenues should not have been booked by the Company based on shipped orders from the distributor, since among other reasons, plaintiffs allege that Stanson, during the relevant time period, has the right to require the Company to purchase Stanson on a formula dependent on its income from the Company's products' sales, and the Company did not have a substantial history of selling through the distributor and the distribution system. The action seeks monetary damages in an unspecified amount. The amount sought on the basis stated in the complaint would be in excess of the Company's current net worth.

The Company believes its financial reports were correctly presented under generally accepted accounting principles. A motion to dismiss the Marksman
                                                                   --------
Partners action was denied, and pre-trial discovery in the Marksman Partners
--------                                                   -----------------
action has commenced. The Company plans to vigorously defend itself against the claims asserted in the litigation. The likelihood of an unfavorable outcome and range of possible loss, if any, cannot be determined and accordingly no amounts are accrued at September 30, 1996.

In addition, a derivative action based on many of the same contentions as made in Marksman has been filed against the Company and certain directors of the Company. The action, entitled Baruch Singer and Dorothea E. Wakefield vs.
                               -------------------------------------------
Chantal Burnison and Robert Pinco, defendants, and Chantal Pharmaceutical
-------------------------------------------------------------------------
Corporation, nominal defendant, was filed in the Superior Court of the State of
------------------------------
California, the County of Los Angeles, case No. BC 147327. Ms. Burnison and Mr. Pinco are named defendants as directors of the Company. Mr. Pinco subsequently has been dismissed as a defendent from the action. The likelihood of an unfavorable outcome and range of possible loss, if any, cannot be determined and accordingly no amounts are accrued at September 30, 1996.

The Company is also a defendant in a lawsuit entitled Amado Institute, Inc., an
                                                      -------------------------
Arizona Corporation, Plaintiff, vs. Chantal Pharmaceutical Corp., a Delaware
----------------------------------------------------------------------------
Corp., Defendants, filed in January 1996 in Arizona Superior Court, Santa Cruz
-----------------
County, No. CV-96-018. The suit names the Company as a defendant as well as the Chief Executive Officer of the Company, Chantal Burnison. In the lawsuit, the plaintiff disputes the rescission by the Company of the July 1995 transaction under which the Company acquired land and building for an agreed value of $1,500,000, payable in cash or approximately 270,000 shares of common stock, subject to certain conditions. The plaintiff seeks damages in the sum of $2,981,312, alleged to be the value of 269,485 shares of Company common stock on October 27, 1995, or in the alternative, the issuance of 269,485 shares of registered common stock in the Company, together with interest, attorney's fees and costs. The Company believes the rescission was timely pursuant to an express right in the contract of purchase and is vigorously defending the action. The likelihood of an unfavorable outcome and range of possible loss, if any, cannot be determined and accordingly no amounts are accrued at September 30, 1996.

NOTE 4 - SUBSEQUENT EVENTS
--------------------------

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

                       CHANTAL PHARMACEUTICAL CORPORATION

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Net revenues for the three months ended September 30, 1996 decreased to $1,909,636 from $5,200,576 for the three months ended September 30, 1995. These revenues are primarily comprised of the Company's sales of Ethocyn-based Chantal skin care products. Lower revenues during the first quarter were consistent with the industry pattern of lower sales of skin care products during the summer months.

Under the Company's revenue recognition policy adopted with respect to fiscal 1996 relating to sales by the Company to its U.S. distributor, Stanson Marketing, Inc. ("Stanson"), revenue was recognized upon shipment to Stanson with respect to products which were not distributed on an autoship basis, and revenue is recognized with respect to products distributed on an autoship basis upon sale by Stanson to its customer. The Company considers all products shipped to Stanson after November 21, 1995 as being subject to distribution on an autoship basis. This revenue recognition policy complies with FASB 48 "Revenue Recognition when Rights of Return Exists".

For the three month period ended September 30, 1995 revenue from Stanson consisted of products to be distributed on a non auto-ship basis and were recognized upon shipment to Stanson and for the three months ended September 30, 1996 revenue from Stanson consisted of products to be distributed on an auto-ship basis and were recognized upon sale by Stanson to its customer.

Cost of goods sold as a percentage of revenues from product sales during the three months ended September 30, 1996 was 18% of revenues as compared with 16% of revenues for the three month period ended September 30, 1995.

Marketing and other expenses related to cosmetic sales decreased in the three months ended September 30, 1996 to $1,874,509 from $2,194,912 in the three months ended September 30, 1995. These expenses resulted from the marketing and promoting of the Ethocyn-based skin care products and decreased from the prior period primarily due to the additional expenditures incurred in the first quarter of fiscal 1996 due to the launching of the Ethocyn-based skin care products.

General and administrative expenses increased to $1,625,014 for the three months ended September 30, 1996 from $1,018,557 for the three months ended September 30, 1995. The increase in the three month period resulted principally from an increase in professional fees.

Research and development expenditures decreased to $2,344 in the three months ended September 30, 1996 from $155,291 in the three months ended September 30, 1995. Research and development activities continue to decrease, with the launch of the Chantal Ethocyn-based skin care product line in August 1994. The research and development represents ongoing stability and clinical testing of the Ethocyn-based Chantal Skin Care cosmetic products, continued analysis of data and test results of Cyoctol generated by The Upjohn Company, and Ethocyn scale-up synthesis and isomer resolution research.

Interest expense increased slightly for the three months ended September 30, 1996 as compared with the three months ended September 30, 1995 due to an increase in short term borrowings during the September 1996 quarter.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company used net cash flows in operations of $491,868 for the three months ended September 30, 1996 principally due to the net loss offset by the increase in the accounts payable and accrued liabilities balance.

During the three months ended September 30, 1996, the Company received $559,917 in proceeds from the issuance of short-term debt.

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

The Company believes that its existing cash balances, the recent net proceeds of $4,882,500 as described above and cash flow from operations will be sufficient to meet its cash requirements through fiscal 1997. The Company launched the Ethocyn-based Chantal Skin Care products into the Pacific Rim territory in November 1996 and is currently working on the European launch. The international launches along with the introduction of new products into the U.S. market will assist in the growth of cash flow from operations in the current year. In addition, to the extent the Company experiences growth in the future, or its cash flows from operations is less than anticipated, the Company may be required to secure additional sources of cash.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits

      27     Financial Data Schedule


(b)   Reports on 8-K

      Change in Registrant's Certifying Accountant dated August 5, 1996 as amended

      Change in Registrant's Certifying Accountant dated September 16, 1996

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CHANTAL PHARMACEUTICAL CORPORATION
                                             ---------------------------------
                                                       (Registrant)



December 5, 1996                             BY:  /s/ CHANTAL BURNISON
                                                  --------------------
                                                  CHANTAL BURNISON
                                                  Chairman of the Board
                                                  and Chief Executive Officer


                                                  /s/ YVETTE LAMPRECHT
                                                  --------------------
                                                  YVETTE LAMPRECHT
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)