Form 10-Q
period 1996-12-31
CHANTAL PHARMACEUTICAL CORP
filed 1997-02-14
CIK 721408

================================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from              to            .
                                     -------------   -----------


                         Commission File Number 0-13304


                       CHANTAL PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)


         DELAWARE                                                22-2276346
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


 12121 WILSHIRE BOULEVARD, LOS ANGELES, CALIFORNIA                 90025
    (Address of principal executive offices)                     (Zip Code)


      Registrant's telephone number, including area code:  (310) 207-1950

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----     ----

The number of shares of Common Stock, $.01 par value, outstanding as of January 31, 1997 was 18,190,516.

===============================================================================

                       CHANTAL PHARMACEUTICAL CORPORATION

                               INDEX TO FORM 10-Q


Part I:  Financial Information (unaudited)                     Page Number
------------------------------------------                     -----------

     Item 1 - Financial Statements
     -----------------------------

     Consolidated Balance Sheets as of December 31, 1996
          and June 30, 1996........................................   3

     Consolidated Statements of Operations for the three and six
          months ended December 31, 1996 and December 31, 1995.....   4

     Consolidated Statements of Cash Flows for the six months
          ended December 31, 1996 and December 31, 1995............   5

     Notes to Consolidated Financial Statements....................   6


     Item 2  Management's Discussion and Analysis
     ------  of Financial Condition and Results of Operations......   9


Part II:  Other Information
---------------------------

     Item 6 - Exhibits and Reports on Form 8-K.....................   11

     Signatures....................................................   12

                         Item 1.  Financial Statements

                       CHANTAL PHARMACEUTICAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                       December 31,        June 30,
ASSETS                                                                     1996              1996
------                                                                 -------------     ------------
                                                                        (unaudited)
Current assets
 Cash and cash equivalents                                              $    282,006    $    305,668
 Short-term investment                                                        27,926          27,926
 Accounts receivable, net                                                  4,887,880       2,023,911
 Inventory, net                                                            6,760,575       6,888,416
 Prepaid expenses and other current assets                                   766,761          46,411
                                                                        ------------    ------------
    Total current assets                                                  12,725,148       9,292,332
Property and equipment, at cost:
 Equipment and machinery                                                   1,838,320       1,841,964
 Furniture, fixtures and leasehold improvements                              824,423         823,992
 Less accumulated depreciation and amortization                           (1,694,467)     (1,520,032)
                                                                        ------------    ------------
 Net property and equipment                                                  968,276       1,145,924
License rights, net of accumulated
 amortization of  $1,558,833 and $1,141,856                                6,780,712       7,197,689
Patents and trademarks, net of
 accumulated amortization of $63,746 and $60,298                              53,368          56,816
Prepaid royalties, net of accumulated                                        694,874         737,343
 amortization of $154,501 and  $112,032
Deposits and other assets                                                    530,085         213,251
Organization cost, net of accumulated
 amortization of $70,627 and $54,932                                          86,323         102,018
                                                                        ------------    ------------
    TOTAL ASSETS                                                        $ 21,838,786    $ 18,745,373
                                                                        ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
 Accounts payable                                                       $  4,488,778    $  5,422,239
 Accrued liabilities                                                       2,184,798       1,447,291
 Royalties payable                                                           652,668         652,668
 Current portion of capital lease obligation                                  59,697          59,697
 Short-term borrowings                                                       359,324               -
 Current portion of note payable                                             250,000               -
                                                                        ------------    ------------
  Total current liabilities                                                7,995,265       7,581,895

Long term liabilities
 Notes payable, less current portion                                       5,250,000               -
 Capital lease obligation, less current portion                              351,127         384,882
                                                                        ------------    ------------
  Total liabilities                                                       13,596,392       7,966,777
Commitments and contingencies
 Minority interest                                                         1,293,120       1,406,897
Stockholders' equity
 Preferred stock, $.10 par value;
  1,000,000 shares authorized; 500,000
  Preferred Series C shares issued and outstanding                            50,000          50,000
   Liquidation preference of $500,000
 Common stock, $.01 par value;
  20,000,000 shares authorized;                                              181,905         181,905
  18,190,516 shares issued and
  outstanding at December 31, 1996 and
  June 30, 1996
 Additional paid-in capital-preferred stock                                2,204,000       2,204,000
 Additional paid-in capital - common stock                                52,204,860      51,159,860
 Accumulated deficit                                                     (47,691,491)    (44,224,066)
                                                                        ------------    ------------
  Total stockholders' equity                                               6,949,274       9,371,699
                                                                        ------------    ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 21,838,786    $ 18,745,373
                                                                        ============    ============

                            See accompanying notes.

                      CHANTAL PHARMACEUTICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

   For the three and six months ended December 31, 1996 and December 31, 1995

                                  (unaudited)

                                                Three Months Ended               Six Months Ended
                                                   December 31,                    December 31,
                                               1996            1995            1996            1995
                                           -------------   -------------   -------------   -------------
Revenues:
  Product sales, net                        $ 3,805,447     $ 1,132,789     $ 5,634,453     $ 6,302,273
  License fees and other income                  30,650          35,301         111,280          66,393
                                            -----------     -----------     -----------     -----------
    Total revenues                            3,836,097       1,168,090       5,745,733       6,368,666

  Costs of goods sold                           760,654         159,889       1,088,817         992,341
                                            -----------     -----------     -----------     -----------
Gross profit                                  3,075,443       1,008,201       4,656,916       5,376,325

  Marketing and other expenses related
   to cosmetic line                           1,760,392       4,169,319       3,634,901       6,364,231

  General and administrative                  1,258,249         935,472       2,883,263       1,954,029

  Amortization of license rights                229,724         229,723         459,447         459,446

  Research and development                       88,186         248,537          90,530         403,828
                                            -----------     -----------     -----------     -----------
Loss from operations                           (261,108)     (4,574,850)     (2,411,225)     (3,805,209)

Other income (expense):
  Interest income                                 7,121          35,285           8,503          76,247
  Interest expense                             (106,547)        (24,050)       (133,480)        (49,208)
  Non-cash interest expense on
   convertible debentures                    (1,045,000)              -      (1,045,000)              -
                                            -----------     -----------     -----------     -----------
Loss before income taxes and
       minority interest                     (1,405,534)     (4,563,615)     (3,581,202)     (3,778,170)
       Income taxes                                   -               -               -               -
       Minority interest                         (6,792)        290,831         113,777         286,803
                                            -----------     -----------     -----------     -----------

Net loss                                    $(1,412,326)    $(4,272,784)    $(3,467,425)    $(3,491,367)
                                            ===========     ===========     ===========     ===========

Net loss per share                               $(0.08)         $(0.24)         $(0.19)         $(0.20)
                                            ===========     ===========     ===========     ===========

Weighted average shares outstanding          18,190,516      17,850,516      18,190,516      17,683,849
                                            ===========     ===========     ===========     ===========

                            See accompanying notes.

                      CHANTAL PHARMACEUTICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

        For the six months ended December 31, 1996 and December 31, 1995

                                  (unaudited)

                                                 Six Months Ended
                                                   December 31,

                                               1996            1995
                                           -------------   -------------
 Cash flows from operating activities:

 Net loss                                   $(3,467,425)    $(3,491,367)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
      Depreciation and amortization             709,979         641,575
      Provision for sales return                (42,729)        145,879
      Loss on disposition of assets               6,426               -
      Minority interest                        (113,777)       (286,803)
      Common stock issued in
       satisfaction of
        consulting and legal fee                      -         120,420
      Non-cash interest expense on
       convertible debentures                 1,045,000               -
      Changes in operating assets and
       liabilities:
         Accounts receivable                 (2,821,240)      2,549,066
         Inventory                              127,841      (3,484,260)
         Prepaid expenses and other
          current assets                       (720,350)       (195,835)
         Other assets                               185        (122,572)
         Income taxes payable                         -         (17,225)
         Royalties payable                            -        (369,334)
         Accounts payable and accrued
          liabilities                          (195,954)      1,195,171
                                            -----------     -----------

Net cash used in operating activities        (5,472,044)     (3,315,285)
                                            -----------     -----------

Cash flows from investing activities:
 Additions of property and equipment             (9,687)       (516,165)
                                            -----------     -----------
Net cash used in investing activities            (9,687)       (516,165)
                                            -----------     -----------

Cash flows from financing activities:
  Proceeds from issuance of short-term
   borrowings and notes payable               5,874,226               -
  Payments on short-term borrowings            (382,402)        (11,350)
  Payments on capital lease obligation          (33,755)        (48,544)
  Proceeds from issuance of common stock              -       4,508,700
  Proceeds from issuance of preferred
   stock                                              -       2,254,000
                                            -----------     -----------
Net cash provided by financing
 activities                                   5,458,069       6,702,806
                                            -----------     -----------
Net increase (decrease) in cash and
  cash equivalents                              (23,662)      2,871,356
Cash and cash equivalents:
  At beginning of period                        305,668       2,824,644
                                            -----------     -----------
  At end of period                          $   282,006     $ 5,696,000
                                            ===========     ===========

                            See accompanying notes.

                       CHANTAL PHARMACEUTICAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)


NOTE 1 - GENERAL
----------------

The accompanying consolidated financial statements of Chantal Pharmaceutical Corporation (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1996 and the results of their operations for the three and six months ended December 31, 1996 and 1995 and the cash flows for the six months ended December 31, 1996 and 1995 have been included. The results of operations for the interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's latest Annual Report on Form 10-K.

The Company, for the year ended June 30, 1996, underwent a complete review of its method of recording revenue from sales to its U.S. distributor. In the fiscal year ended June 30, 1995 and in the first quarter ended September 30, 1995, revenue from product sales to the Company's U.S. distributor, Stanson Marketing, Inc. ("Stanson") was recognized upon shipment of product to Stanson. In November 1995, in accordance with its agreement with Stanson, the Company directed Stanson to commence shipment on an autoship basis to all possible customers. The Company, in February 1996, sought the advice of its then independent accountants as to whether its then existing revenue recognition policy was in compliance with generally accepted accounting principles with respect to recognizing second quarter autoship sales to Stanson. In connection with the filing of its Quarterly reports on Form 10-Q for the quarters ended December 31, 1995 and March 31, 1996, the Company adopted a cash basis revenue recognition policy with respect to products subject to autoship distribution, upon the advice of its then independent accountants, which advice was given recognizing that their view may be different upon completion of their then in progress procedures. The then independent accountants subsequently resigned as the Company's independent accountants and advised the Company that they would not be advising the Company as to whether the then existing revenue recognition policy was in compliance with generally accepted accounting principles

Under the Company's revenue recognition policy adopted with respect to fiscal 1996 relating to sales by the Company to its U.S. distributor, Stanson Marketing, Inc. ("Stanson"), revenue is recognized upon shipment to Stanson with respect to products which were not distributed on an autoship basis, and revenue is recognized with respect to products distributed on an autoship basis upon sale by Stanson to its customers. The Company considers all products shipped to Stanson after November 21, 1995 as being subject to distribution on an autoship basis. This revenue recognition policy complies with FASB 48 "Revenue Recognition when Rights of Return Exists".

Accordingly, for the three and six month period ended December 31, 1995 revenue from Stanson consisted of products to be distributed on a non auto-ship basis which were recognized upon shipment to Stanson and products distributed on the autoship basis which were recognized on a cash basis. For the three and six months ended December 31, 1996 revenue from Stanson consisted of products to be distributed on an auto-ship basis and were recognized upon sale by Stanson to its customers.

Principles of consolidation
---------------------------

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its 90% owned subsidiary, Chantal Skin Care Corporation ("Chantal Skin Care"). All significant intercompany accounts and transactions have been eliminated.

Net loss per share
------------------

The computation of loss per share for the six month periods ended December 31, 1995 and 1996 are based on the weighted average number of common and common equivalent shares outstanding. When dilutive, stock options, warrants and convertible Preferred Stock are included as share equivalents using the treasury stock method. Primary and fully diluted earnings per share are the same for each of the periods presented.

NOTE 2 - INVENTORY
------------------

Inventory is stated at the lower of cost (first-in, first-out) or market. Inventory consisted of the following:

                                            December 31,      June 30,
                                                1996            1996
                                            ------------     ----------
        Finished goods                       $3,782,952      $4,067,510
        Compound                              1,444,152         855,761
        Work in progress                        907,052       1,380,017
        Raw materials and componentry         1,221,827       1,180,536
                                             ----------      ----------
                                              7,355,983       7,483,824
        Inventory reserve                      (595,408)       (595,408)
                                             ----------      ----------
                                             $6,760,575      $6,888,416
                                             ==========      ==========

Included in inventory are products sold to the Company's U.S. distributor which in accordance with the revenue recognition policy discussed above are not recognized as revenue until the U.S distributor sells the product to its customers.

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

The Marksman Partners action is based on a contention that the Company's
    -----------------
accounting for sales revenue, because of the nature of its distribution agreement with Stanson Marketing, Inc. overstated its revenues for fiscal (June
30) 1995 and for the September 30, 1995 quarter ($3 million and $10 million, respectively), which , the action claims, violated generally accepted accounting principles and the Federal securities laws. The complaint notes that Chantal Burnison sold 300,000 shares during the class period (the sales were actually made by CBD Pharmaceutical Corporation from approximate total holdings of 1.3 million shares. Sales were made after consultation with Company's legal counsel.) The complaint appears to rely on details of the contractual relationship with the distributor to contend that the revenues should not have been booked by the Company based on shipped orders from the distributor, since among other reasons, plaintiffs allege that Stanson, during the relevant time period, had the right to require the Company to purchase Stanson on a formula dependent on its income from the Company's products' sales, and the Company did not have a substantial history of selling through the distributor and the distribution system. The action seeks monetary damages in an unspecified amount. The amount sought on the basis stated in the complaint would be in excess of the Company's current net worth.

The Company believes its financial reports were correctly presented under generally accepted accounting principles. A motion to dismiss the Marksman
                                                                   --------
Partners action was denied, and pre-trial discovery in the Marksman Partners
--------
action has commenced. The Company plans to vigorously defend itself against the claims asserted in the litigation.

In addition, a derivative action based on many of the same contentions as made in Marksman has been filed against the Company and Chantal Burnison. The action, entitled Baruch Singer and Dorothea E. Wakefield vs. Chantal Burnison,
                 -------------------------------------------------------------
defendant, and Chantal Pharmaceutical Corporation, nominal defendant, was filed
-------------------------------------------------
in the Superior Court of the State of California, the County of Los Angeles, case No. BC 147327.

The Company is also a defendant in a lawsuit entitled Amado Institute, Inc., an
                                                      -------------------------
Arizona Corporation, Plaintiff, vs. Chantal Pharmaceutical Corp., a Delaware
----------------------------------------------------------------------------
Corp., Defendants, filed in January 1996 in Arizona Superior Court, Santa Cruz
-----------------
County, No. CV-96-018. The suit names the Company and Chantal Burnison as defendants. The plaintiff disputes the rescission by the Company of the July 1995 transaction under which the Company acquired land and building for an agreed value of $1,500,000, payable in cash or approximately 270,000 shares of common stock, subject to certain conditions. The plaintiff seeks damages in the sum of $2,981,312, alleged to be the value of 269,485 shares of Company common stock on October 27, 1995, or in the alternative, the issuance of 269,485 shares of registered common stock in the Company, together with interest, attorney's fees and costs. The Company believes the rescission was timely pursuant to an express right in the contract of purchase and is vigorously defending the action.

With respect to each of the foregoing actions, the likelihood of an unfavorable outcome and range of possible loss, if any, cannot be determined and accordingly no amounts are accrued for them at December 31, 1996.

NOTE 4 - CONVERTIBLE DEBENTURE FINANCING
----------------------------------------

In October 1996, Chantal Pharmaceutical Corporation completed the sale of $5.25 million principal amount of 8% Convertible Debentures due September 30, 1998. The Company received net proceeds of $4,882,500 after payment of placement fees and expenses. The debentures were sold to investors qualifying as "non-U.S. persons" in an offering completed under Regulation S.

The debentures are convertible into shares of common stock of the Company as to one-third of the principal amount of each debenture after 45 days from the date of issuance, an additional one-third after 75 days from the date of issuance and the balance after 90 days from the date of issuance. The conversion price is the lesser of $3.91 or 80% of the average closing bid price of the Company's common stock for the five business days immediately preceding the conversion date. The Company, in accordance with the terms of the debentures, notified those debenture holders exercising their conversion option for the first one-third of their debentures, that the Company intended to exercise its rights under the debentures to pay cash in lieu of such conversion and notified all debenture holders that it intended to also redeem the balance of the debentures for a negotiated purchase price. The Company has not yet completed the financing to permit it to complete such transactions. Were all the debentures converted as of the earliest date in accordance with their terms, the Company would be required to issue approximately 3.5 million shares of common stock which is in excess of the number of authorized but unissued shares available.

In accordance with an SEC staff position taken in December 1996 with respect to debt convertible at a discount to market, the premium attributable to the discount is to be accounted for as additional interest expense. Accordingly, the Company has recorded non-cash interest expense of $1,045,000 to reflect the discount to market of the conversion option in the 8% convertible debentures due September 30, 1998 and issued in October 1996.

                       CHANTAL PHARMACEUTICAL CORPORATION
                       ----------------------------------
ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As more fully discussed in results of operations, the Company recorded net loss of $.08 per share for the three months ended December 31, 1996, which reflects a non-cash interest expense on convertible debentures of $1,045,000 which had the effect of increasing the net loss per share by $.06.

RESULTS OF OPERATIONS
---------------------

Revenues are primarily comprised of the Company's sales of Ethocyn-based Chantal skin care products. Net revenues for the three months ended December 31, 1996 increased to $3,836,097 from $1,168,090 for the three months ended December 31, 1995. Net revenues for the six months ended December 31, 1996 decreased to $5,745,733 from $6,368,666 for the six months ended December 31, 1995. The Company recorded an additional provision of approximately $1.5 million against the December 31, 1996 accounts receivable balance from Stanson which are beyond the agreed upon payment terms. The Company recorded this provision as a reduction of revenues for income statement purposes.

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

Under the Company's revenue recognition policy adopted with respect to fiscal 1996 relating to sales by the Company to its U.S. distributor, Stanson Marketing, Inc. ("Stanson"), revenue is recognized upon shipment to Stanson with respect to products which were not distributed on an autoship basis, and revenue is recognized with respect to products distributed on an autoship basis upon sale by Stanson to its customers. The Company considers all products shipped to Stanson after November 21, 1995 as being subject to distribution on an autoship basis. This revenue recognition policy complies with FASB 48 "Revenue Recognition when Rights of Return Exists".

Accordingly, for the three and six month period ended December 31, 1995 revenue from Stanson consisted of products to be distributed on a non auto-ship basis which were recognized upon shipment to Stanson and products distributed on the autoship basis which were recognized on a cash basis. For the three and six months ended December 31, 1996 revenue from Stanson consisted of products to be distributed on an auto-ship basis and were recognized upon sale by Stanson to its customers.

Cost of goods sold as a percentage of revenues from product sales during the three and six months periods ended December 31, 1996 was 20% and 19% of revenues as compared with 14% and 16% of revenues for the three and six month periods ended December 31, 1995. The increase in cost of goods sold as a percentage of revenues is due to a change in the mix of sales.

Marketing and other expenses related to cosmetic sales decreased 57% and 43% to $1,760,392 and $3,634,901 in the three and six months ended December 31, 1996 compared to $4,169,319 and $6,364,231 in the three and six months ended December 31, 1995. These expenses resulted from the marketing and promoting of the Ethocyn-based skin care products and decreased from the prior period primarily due to the additional expenditures incurred in the first and second quarters of fiscal 1996 due to the launching of the Ethocyn-based skin care products.

General and administrative expenses increased 34% and 47% to $1,258,249 and $2,883,263 for the three and six months ended December 31, 1996 compared to $935,472 and $1,954,029 for the three and six months ended

December 31, 1995. The increase in the three and six month periods resulted principally from an increase in professional services and insurance fees.

Research and development expenditures decreased to $88,186 and $90,530 in the three and six months ended December 31, 1996 compared to $248,537 and $403,828 in the three and six months ended December 31, 1995. Research and development activities continue to decrease, with the launch of the Chantal Ethocyn-based skin care product line in August 1994. The research and development represents ongoing stability and clinical testing of the Ethocyn-based Chantal Skin Care cosmetic products, continued analysis of data and test results of Cyoctol generated by The Upjohn Company, and Ethocyn scale-up synthesis and isomer resolution research.

Interest expense increased for the three and six months ended December 31, 1996 as compared with the three and six months ended December 31, 1995 primarily due to the addition of $5.25 million of convertible debentures in October 1996. In accordance with an SEC position taken in December 1996 with respect to debt convertible at a discount to market, the premium attributable to the discount is to be accounted for as additional interest expense. Accordingly, the Company has recorded non-cash interest expense of $1,045,000 to reflect the discount to market of the conversion option in the 8% convertible debentures due September 30, 1998 and issued October 1996. The non-cash interest expense on convertible debentures had the effect of increasing the net loss by $1,045,000 and the net loss per share by $.06.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company used net cash flows in operations of $5,472,044 for the six months ended December 31, 1996 principally due to the net loss of $3,467,425 and the increase in the accounts receivable of $2,821,240 and prepaid expenses of $720,350 offset by non-cash interest expense on convertible debentures of $1,045,000. The increase in prepaid expenses is primarily due to additional prepaid insurance and prepaid advertising for advertisements which began airing in January 1997. Over half of the December 31, 1996 accounts receivable balance has subsequently been received.

During the six months ended December 31, 1996, the Company received approximately $992,000 in proceeds from the issuance of short-term debt and approximately $4.9 million in proceeds from the issuance of convertible debentures.

In October 1996, Chantal Pharmaceutical Corporation completed the sale of $5.25 million principal amount of 8% Convertible Debentures due September 30, 1998. The Company received net proceeds of $4,882,500 after payment of placement fees and expenses. The debentures were sold to investors qualifying as "non-U.S. persons" in an offering completed under Regulation S.

The debentures are convertible into shares of common stock of the Company as to one-third of the principal amount of each debenture after 45 days from the date of issuance, an additional one-third after 75 days from the date of issuance and the balance after 90 days from the date of issuance. The conversion price is the lesser of $3.91 or 80% of the average closing bid price of the Company's common stock for the five business days immediately preceding the conversion date. The Company in accordance with the terms of the debentures, notified those debenture holders exercising their conversion option for the first one-third of their debentures, that the Company intended to exercise its rights under the debentures to pay cash in lieu of such conversion and notified all debenture holders that it intended to also redeem the balance of the debentures for a negotiated purchase price. The Company has not yet completed the financing to permit it to complete such transactions. Were all the debentures converted as of the earliest date in accordance with their terms, the Company would be required to issue approximately 3.5 million shares of common stock which is in excess of the number of authorized but unissued shares available.

The Company believes that its existing cash balances, collection of current accounts receivable and cash flow from operations will be sufficient to meet its cash requirements through fiscal 1997. The Company launched the Ethocyn-based Chantal Skin Care products into the Pacific Rim territory in November 1996 and is currently working on the European launch. The international launches along with the introduction of new products into the U.S. market will assist in the growth of cash flow from operations in the current year. In addition, to the extent the Company experiences growth in the future, or its cash flows from operations is less than anticipated, the Company may be required to secure additional sources of cash.

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

      None

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


                                       CHANTAL PHARMACEUTICAL CORPORATION
                                       ----------------------------------
                                                  (Registrant)



February 14, 1997                      BY: /s/ CHANTAL BURNISON
                                           ------------------------------
                                           CHANTAL BURNISON
                                           Chairman of the Board
                                           and Chief Executive Officer


                                           /s/ YVETTE LAMPRECHT
                                           ------------------------------
                                           YVETTE LAMPRECHT
                                           Chief Financial Officer
                                           (Principal Financial Officer)