Form 10-Q
period 1997-03-31
CHANTAL PHARMACEUTICAL CORP
filed 1997-05-15
CIK 721408

================================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to            .
                                    -----------     -----------
                        Commission File Number 0-13304


                       CHANTAL PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)


                       Delaware                     22-2276346
            (State or other jurisdiction of     (I.R.S. Employer
            incorporation or organization)      Identification No.)

          12901 W Jefferson Blvd., Los Angeles, California   90066
          (Address of principal executive offices)         (Zip Code)

      Registrant's telephone number, including area code:  (310) 574-5588


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      ----     ----

The number of shares of Common Stock, $.01 par value, outstanding as of April 15, 1997 was 18,190,516.


================================================================================

                      CHANTAL PHARMACEUTICAL CORPORATION

                              INDEX TO FORM 10-Q


Part I:  Financial Information                                                               Page Number
------------------------------                                                               -----------
         Item 1 - Financial Statements
         ------


         Consolidated Balance Sheets as of March 31, 1997
                  and June 30, 1996...............................................................3

         Consolidated Statements of Operations for the three and nine months ended March 31, 1997 and March 31, 1996..................................4

         Consolidated Statements of Cash Flows for the nine months
                  ended March 31, 1997 and March 31, 1996.........................................5

         Notes to Consolidated Financial Statements...............................................6


     Item 2 - Management's Discussion and Analysis
     ------
              of Financial Condition and Results of Operations....................................9

Part II:  Other Information
---------------------------

         Item 6 - Exhibits and Reports on Form 8-K................................................12

         Signatures...............................................................................13

                         Item 1.  Financial Statements

                      CHANTAL PHARMACEUTICAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                         March 31,         June 30,
ASSETS                                                                                     1997              1996
------                                                                                   ---------         --------
Current assets                                                                        (  unaudited  )
  Cash and cash equivalents                                                           $    157,927     $    305,668
  Short-term investment                                                                     27,926           27,926
  Accounts receivable, net                                                               2,358,426        2,023,911
  Inventory, net                                                                         6,231,026        6,888,416
  Prepaid expenses and other current assets                                                838,536           46,411
                                                                                      ------------     ------------
       Total current assets                                                              9,613,841        9,292,332
Property and equipment, at cost:
  Equipment and machinery                                                                1,792,846        1,841,964
  Furniture, fixtures and leasehold improvements                                           832,680          823,992
  Less accumulated depreciation and amortization                                        (1,767,292)      (1,520,032)
                                                                                      ------------     ------------
  Net property and equipment                                                               858,234        1,145,924
License rights, net of accumulated amortization of  $1,767,322                           6,572,223        7,197,689
  and $1,141,856
Patents and trademarks, net of accumulated amortization of
  $65,470 and $60,298                                                                       51,644           56,816
Prepaid royalties, net of accumulated amortization of $175,735 and  $112,032               673,640          737,343
Deposits and other assets                                                                  460,173          213,251
Organization cost, net of accumulated amortization of $78,475 and $54,932                   78,475          102,018
                                                                                      ------------     ------------
       TOTAL ASSETS                                                                   $ 18,308,230     $ 18,745,373
                                                                                      ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------
Current liabilities
  Accounts payable                                                                    $  5,087,592     $  5,422,239
  Accrued liabilities                                                                    1,762,181        1,447,291
  Royalties payable                                                                        652,668          652,668
  Current portion of capital lease obligation                                               59,697           59,697
  Short-term borrowings                                                                    138,011                -
                                                                                      ------------     ------------
       Total current liabilities                                                         7,700,149        7,581,895

Long term liabilities
  Notes payable, less current portion                                                    5,250,000                -
  Capital lease obligation, less current portion                                           304,957          384,882
                                                                                      ------------     ------------
   Total liabilities                                                                    13,255,106        7,966,777
Commitments and contingencies
  Minority interest                                                                      1,138,429        1,406,897
Stockholders' equity
  Preferred stock, $.10 par value; 1,000,000 shares authorized; 500,000 Preferred
   Series C shares issued and outstanding
   Liquidation preference of $500,000                                                       50,000           50,000
  Common stock, $.01 par value; 20,000,000 shares authorized; 18,190,516 shares
   issued and outstanding at March 31, 1997 and June 30, 1996                              181,905          181,905
  Additional paid-in capital-preferred stock                                             2,204,000        2,204,000
  Additional paid-in capital - common stock                                             52,204,860       51,159,860
  Accumulated deficit                                                                  (50,726,070)     (44,224,066)
                                                                                      ------------     ------------
   Total stockholders' equity                                                            3,914,695        9,371,699
                                                                                      ------------     ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 18,308,230     $ 18,745,373
                                                                                      ============     ============

                            See accompanying notes.

                       CHANTAL PHARMACEUTICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

     For the three and nine months ended March 31, 1997 and March 31, 1996

                                 (unaudited)

                                                Three Months Ended            Nine Months Ended
                                                    March 31,                     March 31,
                                              1997           1996            1997          1996
                                           -----------    -----------    -----------    -----------
Revenues:
  Product sales, net                       $ 1,399,694    $ 2,008,171      7,034,147      8,310,444
  License fees and other income                 14,770         15,375        126,050         81,768
                                           -----------    -----------    -----------    -----------
   Total revenues                            1,414,464      2,023,546      7,160,197      8,392,212

  Costs of goods sold                          578,321        169,184      1,667,138      1,161,525
                                           -----------    -----------    -----------    -----------
 Gross profit                                  836,143      1,854,362      5,493,059      7,230,687

  Marketing and other expenses related to
  cosmetic line                              2,380,077      3,578,541      6,014,978      9,942,772


  General and administrative                 1,268,800      1,511,784      4,152,063      3,465,813

  Amortization of license rights               229,723        229,723        689,170        689,169

  Research and development                      22,761         90,458        113,291        494,286
                                           -----------    -----------    -----------    -----------
 Loss from operations                       (3,065,218)    (3,556,144)    (5,476,443)    (7,361,353)

 Other income (expense):
  Interest income                                2,175         21,414         10,678         97,661
  Interest expense                            (126,227)       (88,486)      (259,707)      (137,694)
  Non-cash interest expense on
  convertible debentures                             -              -     (1,045,000)             -
                                           -----------    -----------    -----------    -----------
 Loss before income taxes and
     minority interest                      (3,189,270)    (3,623,216)    (6,770,472)    (7,401,386)
     Income taxes                                    -              -              -              -
     Minority interest                         154,691        206,206        268,468        493,009
                                           -----------    -----------    -----------    -----------

Net loss                                   $(3,034,579)   $(3,417,010)   $(6,502,004)   $(6,908,377)
                                           ===========    ===========    ===========    ===========

Net loss per share                               $(.17)         $(.19)         $(.36)         $(.39)
                                           ===========    ===========    ===========    ===========

Weighted average shares outstanding         18,190,516     17,950,516     18,190,516     17,772,737
                                           ===========    ===========    ===========    ===========




                            See accompanying notes.

                      CHANTAL PHARMACEUTICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

          For the nine months ended March 31, 1997 and March 31, 1996

                                  (unaudited)

                                                                  Nine Months Ended
                                                                      March 31,
Increase (decrease) in cash and cash equivalents
                                                                 1997            1996
                                                            -------------   -------------
Cash flows from operating activities:

Net loss                                                     $(6,502,004)    $(6,908,377)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                                1,088,604       1,113,376
  Provision for sales return                                     (42,729)        185,166
  Loss on disposition of assets                                   36,667               -
  Minority interest                                             (268,468)       (493,009)
  Common stock issued in satisfaction of
   consulting and legal fee                                            -         120,420
  Non-cash interest expense on convertible
   debentures                                                  1,045,000               -
  Changes in operating assets and liabilities:
   Accounts  receivable                                         (291,786)      2,451,026
   Inventory                                                     657,390      (5,657,981)
   Prepaid expenses and other current assets                    (792,125)       (631,299)
   Other assets                                                   21,890         (36,184)
   Income taxes payable                                                -         (17,225)
   Royalties payable                                                   -        (272,431)
   Accounts payable and accrued liabilities                      (19,757)      2,261,299
                                                             -----------     -----------
  Net cash used in operating activities                       (5,067,318)     (7,885,219)
                                                             -----------     -----------

  Cash flows from investing activities:
   Purchases of property and equipment                           (21,009)       (945,188)
                                                             -----------     -----------
   Net cash used in investing activities                         (21,009)       (945,188)
                                                             -----------     -----------

   Cash flows from financing activities:
    Proceeds from issuance of short-term borrowings
     and notes payable                                         5,874,226               -
    Payments on short-term borrowings                           (853,715)       (105,557)
    Payments on capital lease obligation                         (79,925)        (75,240)
    Proceeds from issuance of common stock                             -       4,608,700
    Proceeds from issuance of preferred stock                          -       2,254,000
                                                             -----------     -----------
   Net cash provided by financing activities                   4,940,586       6,681,903
                                                             -----------     -----------
   Net decrease in cash and cash equivalents                    (147,741)     (2,148,504)
   Cash and cash equivalents:
    At beginning of period                                       305,668       2,824,644
                                                             -----------     -----------
    At end of period                                         $   157,927     $   676,140
                                                             ===========     ===========


                            See accompanying notes.

                      CHANTAL PHARMACEUTICAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)


NOTE 1 - GENERAL
----------------

The accompanying consolidated financial statements of Chantal Pharmaceutical Corporation (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of its operations for the three and nine months ended March 31, 1997 and 1996 and the cash flows for the nine months ended March 31, 1997 and 1996 have been included. The results of operations for the interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

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

Accordingly, for the three and nine month period ended March 31, 1996 revenue from Stanson consisted of products to be distributed on a non auto-ship basis which were recognized upon shipment to Stanson and products distributed on the autoship basis which were recognized on a cash basis. For the three and nine months ended March 31, 1997 revenue from Stanson consisted of products to be distributed on an auto-ship basis and were recognized upon sale by Stanson to its customers.

Principles of consolidation
---------------------------

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its 90% owned subsidiary, Chantal Skin Care Corporation ("Chantal Skin Care"). All significant intercompany accounts and transactions have been eliminated.

Net loss per share
------------------

The computation of loss per share for the three and nine month periods ended March 31, 1997 and 1996 are based on the weighted average number of common and common equivalent shares outstanding. When dilutive, stock options, warrants and convertible Preferred Stock are included as share equivalents using the treasury stock method. Primary and fully diluted earnings per share are the same for each of the periods presented.

NOTE 2 - LITIGATION
-------------------

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

The Marksman Partners action is based on a contention that the Company's
    -----------------
accounting for sales revenue, because of the nature of its distribution agreement with Stanson Marketing, Inc. overstated its revenues for fiscal (June
30) 1995 and for the September 30, 1995 quarter ($3 million and $10 million, respectively), which , the action claims, violated generally accepted accounting principles and the Federal securities laws. The complaint notes that Chantal Burnison sold 300,000 shares during the class period (the sales were actually made by CBD Pharmaceutical Corporation from approximate total holdings of 1.3 million shares. Sales were made after consultation with the Company's legal counsel.) The complaint appears to rely on details of the contractual relationship with the distributor to contend that the revenues should not have been booked by the Company based on shipped orders from the distributor, since among other reasons, plaintiffs allege that Stanson, during the relevant time period, had the right to require the Company to purchase Stanson on a formula dependent on its income from the Company's products' sales, and the Company did not have a substantial history of selling through the distributor and the distribution system. The action seeks monetary damages in an unspecified amount. The amount sought on the basis stated in the complaint would be in excess of the Company's current net worth.

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

In addition, a derivative action based on many of the same contentions as made in Marksman has been filed against the Company and Chantal Burnison. The action, entitled Baruch Singer and Dorothea E. Wakefield vs. Chantal Burnison,
                 -------------------------------------------------------------
defendant, and Chantal Pharmaceutical Corporation, nominal defendant, was filed
--------------------------------------------------------------------
in the Superior Court of the State of California, the County of Los Angeles, case No. BC 147327.

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

With respect to each of the foregoing actions, the likelihood of an unfavorable outcome and range of possible loss, if any, cannot be determined and accordingly no amounts are accrued for them at March 31, 1997.

NOTE 3 - CONVERTIBLE DEBENTURE FINANCING
----------------------------------------

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

In accordance with an SEC staff position taken in December 1996 with respect to debt convertible at a discount to market, the premium attributable to the discount is to be accounted for as additional interest expense. Accordingly, the Company has recorded, in October 1996, non-cash interest expense of $1,045,000 to reflect the discount to market of the conversion option in the 8% convertible debentures due September 30, 1998 and issued in October 1996.

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

Accordingly, for the three and nine month periods ended March 31, 1996 revenue from Stanson consisted of products to be distributed on a non auto-ship basis which were recognized upon shipment to Stanson and products distributed on the autoship basis which were recognized on a cash basis. For the three and nine months ended March 31, 1997 revenue from Stanson consisted of products to be distributed on an auto-ship basis and were recognized upon sale by Stanson to its customers.

Revenues are primarily comprised of the Company's sales of Ethocyn-based Chantal skin care products. Net revenues for the three months ended March 31, 1997 decreased to $1,414,464 from $2,023,546 for the three months ended March 31, 1996. Net revenues for the nine months ended March 31, 1997 decreased to
$7,160,197 from $8,392,212  for the nine months ended March 31, 1996.   The
Company recorded an additional provision of approximately $1.5 million, in the quarter ended December 31, 1996, against the accounts receivable balance from Stanson which are beyond the agreed upon payment terms. The Company recorded this provision as a reduction of revenues for income statement purposes.

Cost of goods sold as a percentage of revenues from product sales during the three and nine month periods ended March 31, 1997 was 41% and 23% of revenues as compared with 8% and 14% of revenues for the three and nine month periods ended March 31, 1996. The increase in cost of goods sold as a percentage of revenues is due to a change in the mix of sales and the recording of additional reserves of approximately $287,000 in the third quarter due to the quantity of inventory on hand.

Marketing and other expenses related to cosmetic sales decreased 33% and 40% to $2,380,077 and $6,014,978 in the three and nine months ended March 31, 1997 compared to $3,578,541 and $9,942,772 in the three and nine months ended March 31, 1996. These expenses resulted from the marketing and promoting of the Ethocyn-based skin care products and decreased from the prior period primarily due to the additional expenditures incurred in the first, second and third quarters of fiscal 1996 due to the launching of the Ethocyn-based skin care products.

General and administrative expenses decreased 16% $1,268,800 for the three months ended March 31, 1997 compared to $1,511,784 for the three months ended March 31, 1996. In the quarter ended March 31, 1996, additional professional services were incurred after an article in Barron's January 1996 issue.
General and administrative expenses increased 20% to $4,152,063 for the nine months ended March 31, 1997 compared to $3,465,813 for the nine months ended March 31, 1996. The increase in the nine month period resulted principally from an increase in legal services and insurance fees.

Research and development expenditures decreased to $22,761 and $113,291 in the three and nine months ended March 31, 1997 compared to $90,458 and $494,286 in the three and nine months ended March 31, 1996. Research and development activities continue to decrease, with the launch of the Chantal Ethocyn-based skin care product line in August 1994. The research and development represents ongoing stability and clinical testing of the Ethocyn-based Chantal Skin Care cosmetic products, continued analysis of data and test results of Cyoctol generated by The Upjohn Company, and Ethocyn scale-up synthesis and isomer resolution research.

Interest expense increased for the three and nine months ended March 31, 1997 as compared with the three and nine months ended March 31, 1996 primarily due to the addition of $5.25 million of convertible debentures in October 1996. In accordance with an SEC position taken in December 1996 with respect to debt convertible at a discount to market, the premium attributable to the discount is to be accounted for as additional interest expense. Accordingly, the Company has recorded non-cash interest expense of $1,045,000 to reflect the discount to market of the conversion option in the 8% convertible debentures due September 30, 1998 and issued in October 1996. The non-cash interest expense on convertible debentures had the effect of increasing the net loss by $1,045,000 and the net loss per share by $.06.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company used net cash flows in operations of $5,067,318 for the nine months ended March 31, 1997 principally due to the net loss of $6,502,004 and the increase in prepaid expenses of $792,125 offset by non-cash interest expense on convertible debentures of $1,045,000 and depreciation and amortization expense of $1,088,604.

During the nine months ended March 31, 1997, the Company received approximately $992,000 in proceeds from the issuance of short-term debt and in October 1996, Chantal Pharmaceutical Corporation completed the sale of $5.25 million principal amount of 8% Convertible Debentures due September 30, 1998. The Company received net proceeds of $4,882,500 after payment of placement fees and expenses. The debentures were sold to investors qualifying as "non-U.S. persons" in an offering completed under Regulation S.

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

The Company believes that its existing cash balances, collection of current accounts receivable and cash flow from operations will be sufficient to meet its cash requirements. The Company launched the Ethocyn-based Chantal Skin Care products into the Pacific Rim territory in November 1996 and is currently working on the European launch. The international launches along with the introduction of new products into the U.S. market should assist in the growth of cash flow from operations in the current year. In addition, to the extent the Company experiences growth in the future, or its cash flows from operations is less than anticipated, the Company may be required to secure additional sources of cash to fund additional marketing and publicity of its Chantal Skin Care product line.

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


                              CHANTAL PHARMACEUTICAL CORPORATION
                              ----------------------------------
                                             (Registrant)



May 15, 1997                  BY:  /s/ CHANTAL BURNISON
                                   --------------------
                                   CHANTAL BURNISON
                                   Chairman of the Board
                                   and Chief Executive Officer


                                   /s/ YVETTE LAMPRECHT
                                   --------------------
                                   YVETTE LAMPRECHT
                                   Chief Financial Officer
                                   (Principal Financial Officer)