Form 10-K
period 1997-06-30
CHANTAL PHARMACEUTICAL CORP
filed 1997-09-30
CIK 721408

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the Fiscal Year Ended   JUNE 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from                   to
                                   -------------------  -----------------------.

                         Commission File Number 0-13304

                       CHANTAL PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                           22-2276346
       (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)           Identification No.)

12901 W. JEFFERSON BOULEVARD, LOS ANGELES, CALIFORNIA  90066
(Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code:  (310) 574-5588

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
 Yes   X      No
     ------     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $8,037,000 as of September 26, 1997.

The number of shares of Common Stock, $.01 par value, outstanding as of September 26, 1997 was 21,120,843.

================================================================================

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, particularly under Items 1 through 8, constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements.

Specifically with respect to statements regarding the marketing and distribution of Chantal Skin Care products, additional risks, uncertainties, and other factors include, among others, lower than expected consumer acceptance of the Company's products; introduction of competitive products; market acceptance, including by retailers, of the Company's advertising campaign and promotional activities; the availability of sale space within the ultimate retailer; and negative publicity which reflects on the Company as a whole or its products.

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

With respect to all statements regarding the Company's future operations, additional risks, uncertainties, and other factors include, among others, that the independent certified public accountants have expressed in their opinion on the Company's financial statements as of and for the year ended June 30, 1997 that the Company has suffered recurring losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-------  --------

GENERAL
-------

     Chantal Pharmaceutical Corporation and its subsidiaries (the "Company") is primarily engaged in the research, development and marketing of innovative compounds for use as dermatological and skin care consumer products. The Company's current strategy is to focus, initially through the marketing of its novel Ethocyn cosmetic ingredient, on becoming an integrated cosmetic and skin care company. Ethocyn, one of three principal patented compounds for which the Company has exclusive manufacturing and distribution rights, is presently being marketed by the Company as a unique cosmetic product which helps improve the appearance of aged skin. The Company operates in one industry segment, the development and marketing of cosmetic and skin care products.

     Cyoctol and Metcyclor are the Company's two other principal patented compounds. Cyoctol is a non-steroidal, anti-androgen which is in various stages of clinical trials for the treatment of certain androgen mediated disorders, such as acne, male pattern baldness and keloids (excessive scarring). Metcyclor is in final stages of pre-clinical development for the treatment of certain cancers. The Company currently intends to continue the development of these ethical compounds on a limited basis. The Company expects that future cash flows from the sale of the Ethocyn-based cosmetic products will contribute to future funding of the development of these compounds.

     In July 1995, the Company, in conjunction with its U.S. distributor, launched its nationwide retail marketing program for the Chantal Ethocyn-based skin care cosmetic products. Its U.S. Ethocyn product advertising program consists of thirty- and sixty-second television advertisements that feature either individuals who have used the products on only one-half of their faces or celebrity spokespersons who have used the products for at least 60 days. The Company also expects to introduce a new television advertisement campaign in the second half of calendar 1997. The Company advertises in national magazines as well as other print advertising in cooperation with the advertising programs of the Company's U.S. retailers. The advertising is generally targeted to men and women over 35 years of age, the portion of the population that the Company believes are most benefited by use of the Company's products. The Company's products are currently being sold in pharmacies, chain drug stores and dermatologist offices across the United States and Canada.

     The Company is also currently negotiating with foreign distribution outlets for Ethocyn-based product marketing and distribution throughout the world, including Europe and the Pacific Rim. A special licensing agreement with the Michilan Company in Taipei, Taiwan allows Chantal Ethocyn Skin Care products to be available to consumers in China, Hong Kong, Macao and Taiwan. The first revenue was realized from a shipment to Michilan in December 1996. In Europe, Chantal is currently test marketing for product positioning.

     Unless the context otherwise requires, the term "Company" refers to Chantal Pharmaceutical Corporation and its subsidiaries, generally, and specifically with respect to discussions of Ethocyn, Chantal Skin Care Corporation. The Company's executive offices are located at 12901 W. Jefferson Boulevard, Los Angeles, California 90066, and its telephone number is (310) 574-5588.

     For definitions of certain technical terms, see the Glossary which appears at the end of this Item.

ETHOCYN-BASED CHANTAL SKIN CARE PRODUCTS

     Ethocyn is the Company's proprietary cosmetic ingredient compound for use in skin care products to help modify certain components of skin aging. The Company believes, based on preliminary in vitro and clinical efficacy tests conducted, that Ethocyn helps to modulate skin tone, texture, resiliency and elasticity. The Company currently markets nine skin care products through direct response marketing and its U.S. distributor to physicians and pharmacies in North America and Canada.

     The Company has conducted extensive pre-clinical efficacy and safety testing of Ethocyn in conformance with those standards and requisite for filing an IND application with the FDA (see "Government Regulations"). As a means of obtaining dose response, efficacy and marketing data, the Company in 1985 began selling, on a limited and controlled basis, a proprietary line of cosmetic products with Ethocyn as the active ingredient. Microscopic skin replica topography analysis efficacy data was obtained from this limited retail store consumer based population between 1985 and 1988. In 1988, the Company filed its Ethocyn IND application and received FDA approval to conduct Phase II clinical trials to evaluate Ethocyn as a potential skin aging, and elastin fiber increasing therapeutic treatment product. The Company believes that its marketing capabilities with respect to the cosmetic skin care treatment line may ultimately be enhanced if FDA market approval for Ethocyn is received, since the Company would then, should FDA approval be granted, be able to make medical treatment claims in its advertising and promotional campaigns with respect to the use of these products as a skin anti-aging therapy. The Company has not conducted any Ethocyn drug studies under the Ethocyn IND and no assurance can be given that such studies will be undertaken in the future. Double blind placebo controlled studies which have been undertaken were, and continue to be, conducted as cosmetic studies.

     The first results of an Ethocyn cosmetic clinical trial were presented on August 2, 1994 at the 43/rd/ American Academy of Dermatology in San Francisco by Dr. Richard Strick, Clinical Professor of Dermatology at UCLA Medical Center. The results presented were of the six month study he conducted on Ethocyn at a 0.5% concentration. Dr. Strick reported a statistically significant (P=.005) increase in elastin fiber production at two months in the patients participating in the study based on a computer analysis of microscopic slides of skin biopsies of the study's 20 patients before, during and after use of a topical solution containing Ethocyn. Dr. Strick reported that, on average, patients' skin elastin content increased 100%; while patients with initial low skin elastin fiber content realized increases ranging from 200% to over 500%.

     In January 1995, Dr. Strick completed a second 30-patient trial using the same 0.5% concentration in the Chantal Ethocyn Essence Vials' formulation presently for sale to consumers at large. This study further validated the results of the first study that patients' skin elastin content increased 100% on average at 60 days (P=.001) and further showed that patients' skin elastin increased 50% on average as early as at 30 days. The second study also reported that patients' elastin levels decreased back to pretreatment use levels if Ethocyn use was not continued.

     Commercially available Chantal Skin Treatment Products include the Company's feature product, as tested in Dr. Strick's second clinical trial, a
0.46 oz. Two Vial Ethocyn Essence Kit, a 6.7 oz. Gel Cleanser, a 2.0 oz. Ethocyn Hydrating Complex moisturizer, a 0.5 oz. Ethocyn Eye Cream, a 2.0 oz. Revitalizing Masque, a 6.7 oz. Ethocyn Hand and Body Moisturizer, a 6.0 oz. Ethocyn Total Body Satinee, a 6.0 oz. Ethocyn Total Body Mist and a 6.0 oz. Ethocyn Safe Sun Treatment. Additionally, numerous other retailers specific Ethocyn product configurations are available, including an "Introductory Treatment Collection" consisting of four of the products is available to consumers for $100.00, which four products if purchased individually would cost the consumer $180.00.

The Company markets these products through its direct response telemarketing operators, The Home Shopping Network and through its U.S. distributor to chain drug stores and physicians offices. Distribution in foreign countries, to date, has been through sale of the products to Company's sub-licensee distributors.

     Chantal Skin Care's marketing campaign for its products has included 30 second and 60 second spot television commercials featuring three women, ages 35, 38 and 57 years respectively, who used the product either 30 days, 60 days or 120 days on half their face which began airing in September 1995. Additionally, the Company's 1995 - 97 Ethocyn marketing campaign included a "1/2 Face Spokesperson Model Contest" launched nationwide and in Canada; a national magazine print adver tising campaign and public relations efforts including editorial interviews. The Company's spokespeople have appeared across the country in conjunction with product launches and regional half-face contest open calls in various cities and outlets. Included in the Company's Ethocyn promotional advertising campaigns during fiscal year 1997 have been public appearances by a "Baywatch" television series makeup artist and hair stylist commenting to the product's efficacy and twice a day use by numerous of the "Baywatch" cast and crew. Television and motion picture celebrity Ethocyn product users were the subject of several 1997 Ethocyn products advertising and promotion campaigns, both in the U.S. and foreign markets where the product is and will be offered for sale.

     The Company entered into a marketing agreement at June 29, 1995 with Stanson Marketing, Inc. ("Stanson") to distribute the Company's Ethocyn-based skin care cosmetic products to physicians and pharmacies in North America. The agreement calls for Stanson to market the Chantal Ethocyn-based skin care cosmetic products to various retail and wholesale distribution channels, as well as to physicians in the United States and Canada. Physicians, in turn, sell the product to their patients. The agreement is for the life of the patents, which will expire in 2004. The agreement also provides an option for the Company to acquire Stanson. See "Product Development - Distribution Licensing Agreements."

     On June 9, 1997, the Company announced that it had reached an agreement-in-principle to terminate the Marketing Agreement dated June 29, 1995, as amended, between the Company and its U.S. distributor, Stanson Marketing, Inc. Under the terms of the proposed termination agreement, among other things, the Company will be required to issue 1.2 million shares of Common Stock. The Company is continuing to negotiate the final terms relating to this termination. Although the Company believes that a negotiated termination agreement can be achieved, no assurance can be given that the agreement in principle will be reduced to a final agreement.

     The Company has expanded Ethocyn distribution to foreign countries both through the establishment of certain company owned subsidiaries and through distribution sublicense agreements. See "Product Development - Distribution Licensing Agreements."

     In February 1995, the Company entered into a Pacific Rim Territory distribution agreement with Roger Chang for the distribution and marketing of Ethocyn based skin care products. The territory includes Taiwan, The People's Republic of China, Hong Kong, Macao, Singapore, Malaysia, Indonesia, Vietnam, Laos, Cambodia, Philippine Islands, Thailand and Korea. Upon the launch in fiscal 1997, specific performance criteria included minimum quantities of product purchased by Chang from the Company, and subsequent years' escalating minimum quantity purchases, some specific advertising and promotional annual expenditures, and letter of credit payment terms. In October 1996, a sublicensing agreement was reached with Michilan International in Taipei, Taiwan to distribute Ethocyn based skin care products in China, Hong Kong, Macao and Taiwan.

     The Company is also currently negotiating for marketing and distribution arrangements in other non-U.S. jurisdictions.

     In October 1996, the Company reached a product endorsement agreement with David Hasselhoff, the executive producer and star of the number one worldwide "Baywatch" and "Baywatch Nights" television series. David Hasselhoff is the first celebrity spokesperson for the Company's proprietary Ethocyn-based Chantal Skin Care cosmetic products. Mr. Hasselhoff will be featured in Chantal Skin Care products' television commercials and print advertisements, as well as, in Pan Asian and Europe calendered promotional tours and appearances.

     In August 1997, the Company reached a second celebrity product endorsement agreement with Polly Bergen, a Director and Chief Operating Officer of the Company and a nationally recognized television and Emmy award winning actress. Ms. Bergen is being featured as the flagship Ethocyn celebrity spokesperson on The Home Shopping Network.

DRUG DEVELOPMENT

     Historically, the Company's strategy was to conduct chemical research and development of its proprietary pharmaceutical market compounds, perform pre-clinical and early clinical tests necessary to establish their respective safety and efficacy and thereafter enter into strategic alliances with major pharmaceutical companies that would complete the clinical trials, finalize the necessary regulatory approvals and ultimately manufacture and market products containing the compounds. In the future, the Company intends to expand its role in the development and commercialization of the compounds, including increased participation in clinical trials, the regulatory approval process, manufacturing and marketing, subject to the availability of funds for such activities.

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

     CYOCTOL

     Cyoctol is the principal pharmaceutical compound in the Company's licensed series of non-toxic, nonsteroidal, anti-androgen compounds known as the X-Andron Series. In 1986, the Company received INDs to initiate human clinical trials for Cyoctol's topical use as a treatment for acne and male pattern baldness and in 1987 received an IND to commence human clinical trials using Cyoctol as a topical keloid scar treatment.

    ACNE INDICATION  Acne Vulgaris is a common dermatological condition of the
    ---------------
face, chest and back, which affects individuals of all ages, including a high proportion of the adolescent population. Cyoctol is a small (molecular weight
252) lipophilic molecule, which penetrates the skin to the dermis sebaceous ducts and gland, which sebaceous glands sometimes produce excessive sebum oil and keratin occlusion, the primary causes of acne. Cyoctol blocks the DHT receptors in the cells of the sebaceous glands. Thereafter, Cyoctol is quickly and effectively metabolized in the skin to a non-anti-androgen, non-toxic metabolite.

     Biostatisticians have advised the Company that the 6-month treatment of 200 patients in a multicenter acne trial at five U.S. medical centers may be sufficient for a Cyoctol NDA submission to the FDA. The Company is awaiting further revenues from the sale of Ethocyn-based cosmetic products to fund Phase III multi-center clinical trials.

     The Company has several license agreements for certain territories, pursuant to which the licensees have similar development and regulatory market approval commitments. None of these licensees is expected to commence marketing of Cyoctol for the acne indication until certain Phase III clinical tests are completed and the results analyzed.

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

University investigator review board approval application and patient recruitment for this licensee-sponsored clinical study is in preparation and awaits submission to the IRB of validated computer image techniques. Commencement of the patient treatment phase is awaiting the design and validation of certain computer image technology software which will enable the clinical investigator to quantify patients' hair diameter changes during the course of this one year clinical trial study. This is a desired end point included in the study design and protocol for supporting a claim for Cyoctol as a potential "treatment of alopecia" and/or "reversal of hair loss" product.

     Additionally, another nine-month foreign-based 120 patient topical Cyoctol androgenetic alopecia (male pattern baldness) clinical trial is in preparation utilizing the same computer image analysis hair count protocol utilized in the Cyoctol Phase II clinical trial published at the 48th Annual Meeting American Academy of Dermatology in 1989. Upjohn's NDA approved Rogaine is a positive control in this Cyoctol clinical trial. This study has completed the patient recruitment phase (males 18-50 years of age) and patient treatment awaits finalization of the investigator's computer imaging analysis technology validation discussed above.

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

     METCYCLOR

     The Company has developed the Metcyclor family of compounds.  In vitro
                                                                   --------
(biopsied human cancer tumors) and in vivo (animal) tests conducted to date have
                                   -------
shown Metcyclor to be a cancericidal compound with respect to certain cancers, including renal, colon, breast, ovarian and prostate cancer. Such tests have also indicated that Metcyclor effects a reduction in the size of tumors. Cancer is a family of related diseases that take many different forms and attack different parts of the body. The disease is generally characterized by the growth and spread of malignant tumors or by the proliferation of cancerous cells in blood or bone marrow. Of the three most common methods of treating cancer -- surgery, radiation and chemical therapy -- Metcyclor will constitute a form of chemical therapy.

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

     RESEARCH AND DEVELOPMENT ACTIVITIES

     The chemical research and production of the Company's compounds has been principally performed by the Company's staff. The laboratory research activities include synthesis of the Company's compounds, isolation and identification of these respective compounds' isomers, quality assurance and quality control testing of all laboratory materials. The Company's research and development activities since August 1994 have been primarily focused on the development of the Company's Ethocyn-based skin care products. Expenditures for research and development were approximately $162,000, $1,032,000 and $639,000 in fiscal 1997, 1996, and 1995, respectively.

     The Company intends to focus its near-term, subject to Ethocyn revenues and/or strategic alliance agreements, future research and development activities on dermatology and skin care product development and marketing activities, extending the Company's compounds' patent life and optimizing its compounds' dose related efficacy profiles through isomer and analog research. It is anticipated that Ethocyn, Cyoctol and Metcyclor production, and quality assurance and quality control of the compounds will continue at the Company's laboratory in Germany as well as scale up synthetic contract laboratories, on an as needed basis, and that the safety and efficacy studies have been, and will continue to be, primarily conducted by independent contract laboratories. The extent to which these activities are pursued is subject to available funding, of which there can be no assurance.

PRODUCT DEVELOPMENT - DISTRIBUTION AND LICENSING AGREEMENTS

     Cyto Skin Care (Chantal Skin Care).  On March 15, 1994, the Company entered
     -----------------------------------
into a License agreement (the "License") with Cyto Skin Care Corporation ("Cyto Skin Care"), an unrelated company, in which the Company sublicensed to Cyto Skin Care all of the rights to distribute and sell Ethocyn-based cosmetics and skin care products (i.e. non-pharmaceutical products) in the United States, Canada, Mexico and the Caribbean. Cyto Skin Care issued to the Company in consideration for the License, 10,910,812 shares of its common stock, which shares constituted approximately 82.7% of Cyto Skin Care's then outstanding shares of common stock after giving effect to their issuance. Under the License, Cyto Skin Care was obligated to use its best efforts to expeditiously launch the marketing and sale of Ethocyn-based cosmetic skin care products by September 30, 1994, but in no event later than December 31, 1994. The launch was effected in August 1994 by direct response telemarketing. The License is terminable at the option of the Company if during the term of the License Cyto Skin Care does not achieve sales of the Chantal Skin Care product line of at least $5,000,000 in the initial nine months following execution of the License; $20,000,000 during calendar 1995; and $50,000,000 in calendar 1996. In August 1994, Cyto Skin Care changed its name
to Chantal Skin Care Corporation ("Chantal Skin Care").   On June 16, 1995, the
Company accepted for exchange of its common stock, 1,780,000 shares of the outstanding Chantal Skin Care shares. Accordingly, the Company now owns 12,690,812 shares of common stock of Chantal Skin Care or 90% of the outstanding Chantal Skin Care shares. Although Chantal Skin Care did not achieve the requisite product sales, the Company does not intend to exercise its termination rights.

     SIG Corporation.  In August 1989, the Company entered into a research,
     ----------------
development and distribution agreement with a group of private investors pursuant to which the investors were granted the exclusive right to manufacture and distribute products containing Ethocyn and its patent related compounds for skin anti-aging therapeutic indications, including the Company's line of cosmetic products, on a worldwide basis, excluding the United States, Canada, Mexico and the Caribbean. The investors, in July 1990, assigned their rights under the agreement to SIG Investment Group Establishment ("SIG"), a newly formed corporation. Pursuant to the agreement, SIG paid for certain Ethocyn pre-clinical and clinical development costs associated with obtaining FDA approval in the United States, in accordance with a contractually defined development program and timetable. The agreement called for SIG to purchase Ethocyn-containing formulated products from the Company at certain specified prices which is in excess of anticipated cost and pay to the Company upon distribution of such products a specified royalty on net sales, should any such sales occur.

     On January 17, 1994, prior to the transaction between the Company and Cyto Skin Care, a then unrelated principal stockholder of Cyto Skin Care entered into an agreement (the "SIG-CSCC Agreement") with SIG, to acquire for Cyto Skin Care from SIG the worldwide (except for the United States, Canada, Mexico, the Caribbean, the Middle East, Russia, China and Hong Kong) rights held by SIG to distribute Chantal Ethocyn skin treatment products.

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

     Stanson Marketing, Inc.   The Company entered into a marketing agreement at
     -----------------------
June 29, 1995 with Stanson Marketing, Inc. to distribute the Company's Ethocyn-based skin care cosmetic products to physicians and pharmacies in North America. This agreement calls for Stanson, subject to certain advertising and promotional performance criteria of the Company, to market the Ethocyn-based skin care cosmetic products to more than 25,000 chain and independent drug stores as well as to approximately 10,000 physicians in the United States which physicians in turn sell the products to their patients. The agreement is for the life of the patents, which will expire in 2004. Under the terms of the agreement the Company has the right to direct Stanson to ship to its customers on what is known in the industry as an "autoship basis" which in accordance with industry standards requires such customers to purchase higher shelf inventory levels of product. In November 1995, the Company exercised its rights to direct autoship distribution. Under the agreement, Stanson's payment terms are 90 days for non-autoship orders prior to December 31, 1995, 60 days for non-autoship orders after December 31, 1995, and ten days after Stanson receives payment from its customers for autoship product orders. Stanson subsequently agreed, subject to certain performance criteria by the Company, with respect to autoship product orders, to pay no later than six months from shipment of product to Stanson. Stanson has advised the Company that it is paying for products within ten days of receipt of payment from its customers and that due to failure by the Company to advertise and promote the products as agreed upon in the contract, it has no obligation to pay within six months.

     Under the Agreement, the Company and Stanson each have certain obligations with respect to marketing and promotional activities for the Company's products. As a justification for its policy with respect to payment, Stanson claims that the Company did not secure appearances on national television talk shows as contemplated by the Agreement nor perform its advertising contractual obligations, and by reason thereof Stanson did not sell the amount of product anticipated. The Company disagrees with Stanson's position, noting that its ability to secure such appearances was harmed by a January 1996 Barron's article primarily questioning the Company's accounting for sales to its distributor and the resulting litigation and further negative publicity.

     The Company has an option to acquire Stanson, exercisable at any time after December 31, 1995, for shares of the Company's Common Stock at a purchase price of three times Stanson's annualized net earnings divided by the lesser of (A) $10.00 or (B) 80% of the ten day average closing bid price of the Common Stock prior to the notice of exercise of such option.

     On June 9, 1997, the Company announced that it had reached an agreement-in-principle to terminate the Marketing Agreement dated June 29, 1995, as amended, between the Company and its U.S. distributor, Stanson Marketing, Inc. Under the terms of the proposed termination agreement, among other things, the Company will be required to issue 1.2 million shares of Common Stock. The Company is continuing to negotiate the final terms relating to this termination. Although the Company believes that a negotiated termination agreement can be achieved, no assurance can be given that the agreement in principle will be reduced to a final agreement. If and when the marketing agreement is terminated or alternatively the Company exercises its option to acquire Stanson, then the Company will be directly marketing and distributing the Ethocyn-based skin care products.

     Roger Chang - In February 1995, the Company entered into a Pacific Rim
     -----------
distribution agreement with Roger Chang for the distribution and marketing of Ethocyn based skin care products. The territory includes Taiwan, The People's Republic of China, Hong Kong, Macao, Singapore, Malaysia, Indonesia, Vietnam, Laos, Cambodia, Philippine Islands, Thailand and Korea. Upon the launch in fiscal 1997, specific performance criteria included minimum quantities of product purchased by Chang from the Company, and subsequent years' escalating minimum quantity purchases, some specific advertising and promotional annual expenditures, and letter of credit payment terms.

     Michilan International - In October 1996, a sublicensing agreement with
     ----------------------
Michilan International as a sublicensee of Roger Chang was reached to distribute Ethocyn-based Chantal Skin Care products in China, Hong Kong, Macao and Taiwan. The first shipment was made in December 1996 under this agreement. The sales to Michilan that the Company has recognized as revenues during fiscal year 1997 is approximately $876,000.

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

     The Company seeks to protect its trademarks, including the marks CHANTAL and ETHOCYN, its corporate logo, and the names of its compounds, through registrations under applicable trademark laws in the United States and certain foreign countries in which the Company anticipates its products may be marketed or sold. Although the Company believes that its trademarks are important to its business, the Company does not believe that any one of its marks is determinative of the successful marketing of its products.

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

     The Company currently does not make medical treatment claims in its marketing programs of the Ethocyn-based Chantal Skin Care product line.
However, to the extent the Company's claims with regard to such products are interpreted by the FDA as relating to treatment of illness or other therapeutic claims regarding the effect of the compound on the structure or function of the body, the products may be subject to regulation as a new drug, with all the requirements described above governing its sale. There can be no assurance that the FDA will not seek to subject the Company's Chantal Skin Care product line to such regulations.

     The Company is also subject to Federal Trade Commission rules and regulations and applicable state agency rules with respect to the substantiation and accuracy of the advertising and labeling of its products.

     The Company makes therapeutic claims about certain other compounds being developed by the Company and therefore such compounds are classified as new drugs by the FDA. Before a new drug can be commercially marketed in the United States, or imported or exported, approval by the FDA is required.

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

     The process of doing the requisite testing, data collection, analysis and compilation of an IND and an NDA is labor intensive and costly and may take a protracted time period, particularly if tests must be re-performed or new tests instituted to comply with FDA requests. Review by the FDA may also take a considerable time period and also may involve consideration by an independent advisory committee which can mandate the generation of additional supporting data. There is no guarantee that an NDA will be approved and the Company cannot estimate how long the approval process may take. Even if an NDA is approved, the FDA can make its approval conditional on post-marketing testing or surveillance programs to monitor the safety and efficacy of the drug in use. To-date, the FDA has not requested re-performance of any Company-sponsored studies of its compounds.

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

COMPETITION

     There are numerous companies, including established pharmaceutical and cosmetic companies, engaged in the development and sale of new drugs and/or cosmetics. The Company's Chantal Skin Treatment products containing Ethocyn are expected to compete in the cosmetics market both in the United States and internationally. There is strong competition in the cosmetics market which is characterized by large, well-established cosmetics firms that have greater financial, marketing and other resources than the Company. In April 1992, Johnson & Johnson received a favorable FDA panel recommendation for use of its Retin A (Tretinoin) containing Renova dermatologic cream to treat wrinkles. Tretinoin, the active ingredient in Renova, is not an anti-androgen DHT blocker and accordingly is believed to treat skin aging differently than Ethocyn. Renova is reported to primarily act upon the dermis in aging skin while Ethocyn clinical trials report (P=.001) Ethocyn's mechanism to be that of desirably increasing elastin fiber content in the skin. The Company is unable to predict either product's potential and competitive ability to penetrate this market segment.

     The Company intends to market and compete through other means for market share of the cosmetic skin treatment market sector by direct marketing, television commercials, television appearances of Company personnel, certain celebrity and Company personnel promotional activities and through marketing to physicians and pharmacies.

     With respect to the development of its ethical compounds, the Company competes with many pharmaceutical and biotech companies, many of which have substantial financial resources, large and highly skilled research and development staffs, major research facilities and large marketing organizations. Although the Company is not aware of any organization which has developed or is developing a safe and effective nonsteroidal anti-androgen, no representation can be made that any of its competitors are not engaged in such research or that, should the Company be successful in the development of its compounds, other companies will not be successful in producing and selling a non-proprietary modification of the compounds through the application of their greater resources. In this connection, Merck's Proscar/(R)/ (Merck's name for the compound Finasteride) received market approval from the FDA in mid-1992 as an anti-androgen treatment for benign prostate hypertrophy, one of the systematic therapeutic disorders for which Cyoctol is being tested. Proscar is a steroidal anti-androgen. Additionally, Merck has announced that Finasteride, via oral administration, is in multi-center Phase II clinical trials for the potential treatment of male pattern baldness, another indication for which Cyoctol, the Company's non-steroidal anti-androgen.

     The Company anticipates that products containing Cyoctol will be prescription drug products upon initial FDA approval which will limit their market until such time as the FDA may grant it over-the-counter status. The Company also anticipates it may encounter substantial competition for its Metcyclor compounds, if ever granted FDA approval, from the existing pharmaceutical companies in connection with any anti-cancer drug that it develops.

     Upjohn currently manufactures and markets Cleocin T and Minoxidil (Rogaine), drugs which respectively treat acne and male pattern baldness. Neither Cleocin T nor Minoxidil are anti-androgens, and accordingly are thought to treat acne and male pattern baldness differently than Cyoctol.

EMPLOYEES

     At June 30, 1997 the Company employed 47 full-time employees and considers its relations with its employees to be good.

                                    GLOSSARY

     The following terms used herein have the general meanings set forth below:

1.  ACNE.....................  A skin disorder affecting mainly the face characterized by the development of pimples
                               (papules, pustules, open and closed comedones) which is caused by an infection and inflammation of the sebaceous (wax producing) glands and ducts.

2.  ANDROGEN.................  A hormone which has a masculinizing function,
                               i.e., it produces and maintains the secondary sex characteristics of the male, such as the growth of the beard. Females also possess plasma circulatory androgen hormones such as androstanedione.

3.  ANDROGENETIC ALOPECIA....  A medical disorder involving loss of hair on the scalp of the head classically known as "male pattern baldness," not baldness related to loss of hair induced by chemotherapy or nervous system abnormalities.

4.  ANTI-ANDROGEN...........   A substance which acts against androgen hormones.

5.  CANCERCIDAL.............   Destructive of cancer cells.

6.  CLINICAL TRIALS.........   Human testing of a drug for safety and efficacy.
                               The clinical trial programs generally involve a three-phase process. Typically, Phase I trials are conducted in healthy volunteers. Researchers look for negative side effects, how the drug is metabolized and how best to administer the drug.
                               In Phase II, trials are conducted in groups of volunteers afflicted with the disease or disorder sought to be treated to determine preliminary efficacy and gather expanded evidence of safety.
                               In Phase III, large-scale comparative trials are conducted in patients with the target disease or disorder to provide sufficient data for the statistical proof of safety and efficacy and to determine optimal dosages. In the case of drugs for cancer and other life-threatening diseases, the initial human testing is generally done in patients rather than in healthy volunteers. If
                               Phases I through III are successfully completed, the results and data from these trials are incorporated into an NDA, which is filed with the FDA to obtain marketing approval.

7.  CYOCTOL(TM).............   The name which particularly identifies one
                               chemical entity in the patented (Patent Numbers
                               4,689,345; 4,855,322) X-Andron Series of
                               compounds co-invented by the Company's Chairman and licensed to the Company in 1982. This particular chemical structure is synthesized in the Company's laboratory and is presently in Phase II clinical trials for the topical treatment of acne, male pattern baldness, keloids and hirsutism. Cyoctol pre-clinical safety and efficacy studies have been conducted validating its potential as a possible treatment for certain systemic androgen mediated disorders including benign prostate hypertrophy, and numerous fungal infections.

8.  DHT (DIHYDROTESTOSTERONE)  An intracellular androgen hormone in both males and females which is the by-product of enzyme action on circulating testosterone androgen hormone in males and circulating androstanedione androgen hormone in females. Dihydrotestosterone is found in the cytoplasms of peripheral target cells in males and females (i.e., skin fibroblast cells, skin sebaceous glands and ducts, hair follicle cells, liver, prostate, etc.).

9.  ETHICAL.................   Restricted to sale only by a doctor's
                               prescription.

10. ETHOCYN(R)..............   The name which particularly identifies one
                               chemical entity in the patented (Patent Numbers
                               4,689,345; 4,855,322) X-Andron Series of
                               compounds co-invented by the Company's Chairman and licensed to the Company in 1982. This particular chemical structure is synthesized in the Company's laboratory, which is one of the active ingredients in the "Chantal Elastogenic
                               Skin Treatment Program" line of cosmetics.

11. HIRSUTISM ...............  An androgen mediated disorder which is manifested by the presence of excess body or facial hair, especially in women.

12. IND (Investigational
     New Drug)...............  In order to initiate clinical trials, extensive research and development data must be submitted to the FDA in the form of an IND application.

13. IN VITRO.................  Studies conducted "in glass", or the test tube, or any other experimental medium not involving an animal or human being; tests performed outside the living body.

14. IN VIVO..................  Studies conducted using living organisms, including animals such as rodents and non-rodent species (e.g., monkeys). In vivo may also refer to human testing.

15. KELOIDS..................  Overgrowth of collagenous scar tissue at the site of wound or laceration of the skin; a
                               hypertrophic or excessive type of scarring.
                               Scientific literature sites keloids work in selected generic population (i.e., negroes, certain caucasian sub-population, etc.).

16. MALE PATTERN BALDNESS....  The common term for androgenetic alopecia.

17. METCYCLOR(TM)............  A patented class (Patent Numbers 4,689,349;
                               4,731,458) of synthetic compounds which
                               structures were derived being intermediate synthetic products of the X-Andron Series. The Company believes, based upon preliminary and limited testing to date, that Metcyclor compounds have possible beneficial effects in the treatment of several forms of cancer, specifically, renal, breast, ovarian and prostate cancer.

18. NDA (New Drug
    Application).............  Before a new drug can be commercially marketed in the United States, or imported or exported, the manufacturer must obtain FDA market approval by filing an NDA. In general, an NDA will include a summary of the components of the IND application, a clinical data section reviewing the studies from Phases I through III, and the proposed description of the benefits, risks and uses of the drug.

19. NON-STEROIDAL............  A chemical compound that is neither a steroid in structure nor a derivative (second generation) steroid.

20. NON-TOXIC................  Non-poisonous chemical structures shown not to cause side effects which would be interpreted by scientists or physicians to be harmful to a living organism.

21. STEROID..................  A large family of chemical compounds which interact with and affect the hormone system, often resulting in adverse side effects when taken into the body and thereby changing the body's normal steroid production and plasma levels.

22. SYNTHETIC................  Artificial structures produced by chemists made with chemical starting materials in the
                               laboratory as contrasted with natural and/or biochemical structures which are chemical structures derived from, or extracted from, living organisms. (i.e., plants, fungi, animals).

23. SYSTEMIC.................  Affecting the body generally, as distinguished from local (topical) affect or application.

24. TARGET TISSUE COMPOUND...  A compound that acts only at certain sites of application.

25. THERAPEUTIC..............  Relating to the treatment of disease or disorder by remedial agents or methods.

26. TOPICAL..................  Local or designed for local application to the surface structures of the body (i.e., skin, hair, nails).

27. X-ANDRON SERIES..........  The numerous chemical synthetic structures referred to in the Company's various sublicensed and issued United States Patent Numbers 4,689,345; 4,855,322.

ITEM 2.  PROPERTIES
-------  ----------

     The Company leases an aggregate of approximately 39,600 square feet of office and warehouse space in Los Angeles, California pursuant to a three year lease expiring in May 1998. The aggregate monthly rent for these premises is approximately $25,000.

     The Company leases research and production laboratory facilities in a government technology center in Kaiserslautern, Germany through December 31, 1997, at a monthly rent of approximately $7,500, with annual options to renew thereafter.

     The Company believes that its current facilities are adequate to meet its needs for the immediate future. If the Company's operations were to expand, the Company may require additional office and warehouse facilities.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

     The Company and Chantal Burnison are defendants in an action titled Marksman Partners, L.P., on behalf of itself and all others similarly situated
------------------------------------------------------------------------------
vs Chantal Pharmaceutical Corporation and Chantal Burnison, filed on February 7,
----------------------------------------------------------
1996 in the United States District Court, Central District of California, Western Division, Case No. 96-0872. This action is a securities class action on behalf of all persons who purchased or otherwise acquired the common stock of the Company between July 10, 1995 and January 5, 1996, inclusive.

     The Marksman Partners action is based on a contention that the Company's
         -----------------
accounting for sales revenue, because of the nature of its distribution agreement with Stanson Marketing, Inc. overstated its revenues for fiscal (June
30) 1995 and for the September 30, 1995 quarter ($3 million and $10 million, respectively), which , the action claims, violated generally accepted accounting principles and the Federal securities laws. The complaint notes that Chantal Burnison sold 300,000 shares during the class period (the sales were actually made by CBD Pharmaceutical Corporation from approximate holdings of 1.3 million shares. Sales were made after consultation with the Company's legal counsel.) The complaint appears to rely on details of the contractual relationship with the distributor to contend that the revenues should not have been booked by the Company based on shipped orders from the distributor, since among other reasons, plaintiffs allege that Stanson, during the relevant time period, had the right to require the Company to purchase Stanson on a formula dependent on its income from the Company's products' sales, and the Company did not have a substantial history of selling through the distributor and the distribution system. The action seeks monetary damages in an unspecified amount. An amount sought on the basis stated in the complaint would be substantially in excess of the Company's current net worth.

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

     In addition, a derivative action based on many of the same contentions as made in Marksman has been filed against the Company and Chantal Burnison. The action, entitled Baruch Singer and Dorothea E. Wakefield vs. Chantal Burnison,
                 -------------------------------------------------------------
defendant, and Chantal Pharmaceutical Corporation, nominal defendant, was filed
--------------------------------------------------------------------
in the Superior Court of the State of California, the County of Los Angeles, case No. BC 147327. In June 1997, the plaintiffs amended the complaint to assert a claim against the Company's former auditors, Coopers & Lybrand LLP, for negligence and professional malpractice arising out of Coopers & Lybrand's audit of the Company's fiscal year 1995 financial statements which are the subject of both the Marksman and Singer actions. Coopers & Lybrand's motion to dismiss the
         --------     ------
case was denied.

     The Company has been a defendant in a lawsuit entitled Amado Institute,
                                                            ----------------
Inc., an Arizona Corporation, Plaintiff, vs. Chantal Pharmaceutical
-------------------------------------------------------------------
Corporation, Defendants, U.S. Federal District Court, No. CIV 96-154-TUC-RMB, in
-----------------------
a dispute concerning the Company's rescission of an Arizona land transaction. The Company, in September 1997, won its motion for summary judgment against the Plaintiff on all counts in the case. Although an appeal is possible by the Plaintiff, negotiations are in progress to obtain a waiver of the appeal.

     In October, 1996, the Company completed the sale of $5.25 million principal amount of 8% convertible debentures due December 31, 1998. The debentures were sold to investors qualifying as "non U.S. persons" in an offering completed under Regulation S. The debentures were convertible into shares of common stock of the Company as to one-third of the principal amount of each debenture after forty-five (45) days from the date of issuance, an additional one-third after seventy-five (75) days from the date of issuance and the balance after ninety
(90) days from the date of issuance. The conversion price is the lesser of $3.91 or 80% of the average closing bid price of the Company's common stock for the five business days immediately preceding the conversion date. The Company, in accordance with the terms of the debentures, notified those debenture holders exercising their conversion option for the first one-third of their debentures, that the Company intended to exercise its rights under the debenture to pay cash in lieu of such conversion and notified all debenture holders that it intended to also redeem the balance of the debentures for a negotiated purchase price. Such redemption was not completed. Were all the debentures converted as of the earliest date in accordance with the terms, the Company would have been required to issue approximately 3.5 million shares of common stock. Such number is in excess of the number of authorized but unissued shares available prior to the amendment of this Company's Certificate of Incorporation on July 18, 1997 following the Annual Meeting of Stockholders increasing the number of authorized shares of common stock to 50 million. Were the debentures converted at August 31, 1997, approximately 7.6 million shares would have been issuable based on the five day average price of approximately $.86 for the five trading days ended on that date. The Company is attempting to negotiate toward settlement of subject 1996 Regulation S offering.

     Three actions involving six investors have been commenced against the Company relating to this offering. Two of these actions which were consolidated were brought in Delaware - FT Trading v. Chantal Pharmaceutical
                                        ------------------------------------
Corporation, Court of Chancery of the State of Delaware in and for New castle
-----------
County, C.A. No. 15628-NC and Arbinter Omnivalor S.A. v. Chantal Pharmaceutical
                              -------------------------------------------------
Corporation, Court of Chancery of the State of Delaware in and for New Castle,
-----------
C.A. No. 15788-NC -and one was brought in California - UFH Endowment Ltd.
                                                       ------------------
Ephram-Saghi and Ben Z. Katz v. Chantal Pharmaceutical Corporation and Chantal
------------------------------------------------------------------------------
Burnison, United States District Court, Central District of California, Western
--------
Division, Case No. CV 97-3118LGB (AJW). In each of the actions, the plaintiffs have sought to have all or a portion of their debentures converted and to recover damages and attorneys fees as set forth in the debentures.

     On September 9, 1997, FT Trading and Arbinter Omnivalor were granted partial summary judgement on the claims against the Company. Pursuant to the Court's Order entered September 17, 1997, the Company is required to issue to FT Trading, 48,484 shares of common stock relating to its conversion notice with respect to one-third of its debenture and to honor the immediate conversion of the remaining two-thirds, and to pay FT Trading an aggregate of $181,615 for unpaid interest and damages, and to also reimburse FT Trading for costs and expenses, including legal fees, relating to the action. The Company has not yet issued the shares and has not paid the interest and damages in accordance with the Court Order.

     Pursuant to the Court Order, the Company is required to issue to Arbinter Omnivalor 242,424 shares of Common Stock relating to its initial conversion notice with respect to one-third of each of its two debentures and to honor future conversions, and to pay Arbinter Omnivalor an aggregate of $396,741 for unpaid interest and damages, and to also reimburse Arbinter Omnivalor for costs and expenses, including legal fees relating to this action. The Company, in compliance with in progress settlement negotiations with Arbinter Omnivalor, has issued the shares but has not paid the interest and damages in accordance with the Court Orders. The Company, working with a consultant, is attempting to negotiate a final settlement with the investors of subject Court Order.

     In the UFH Endowment, Ltd., Ephram-Saghi and Ben Z. Katz case, the plaintiffs, alleged that the defendants violated federal and state law in connection with the debentures. Plaintiff UFH alleges that it purchased debentures for $750,000, while plaintiffs Saghi alleges that he purchased debentures for $100,000, and plaintiff Katz alleges that he purchased debentures for $50,000. In September 1997, all parties to the UFH matter reached an
                                                   ---
agreement for settlement and resolution of the litigation. An executed Stipulation for Dismissal with prejudice was filed with the Court in exchange for the Company issuing shares of the Company's common stock to the plaintiffs as consideration for the conversion of the plaintiff's debentures and the simultaneous termination thereof.

     With respect to each of the foregoing actions, the likelihood of an unfavorable outcome and range of possible loss, if any, cannot be determined and accordingly no amounts are accrued for them at June 30, 1997, with the exception of FT Trading and Arbinter Omnivalor which have been accrued for at June 30, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

     None.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -----------------------------------------------------------------
         MATTERS
         -------

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


                                       HIGH        LOW
                                     ---------   --------
FISCAL YEAR ENDED JUNE 30, 1996

  First Quarter...................      12 1/4     5 3/4
  Second Quarter..................      28 1/8     9
  Third Quarter...................      27 1/4     5
  Fourth Quarter..................       9 3/4     4 3/4

FISCAL YEAR ENDED JUNE 30, 1997

  First Quarter...................       6 13/16   2 1/8
  Second Quarter..................       5  5/16   1 7/16
  Third Quarter...................       2  3/8     15/16
  Fourth Quarter..................       2  5/32    23/32

     As of September 19, 1997 there were 767 holders of record of the Company's Common Stock.

     No cash dividends have been paid with respect to any of the shares of the Company's Common Stock since its inception. The Company presently does not intend to pay any dividends in the foreseeable future and intends to retain all earnings, if any, for use in its business operations.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
-------

The following selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 and the audited financial statements included in
Item 8 of this Annual Report on Form 10-K.

Consolidated Statements of Operations Data:

                                                                         Year Ended June 30,
                                                                         ------------------
                                               1997            1996            1995           1994(1)         1993
                                           ------------    ------------     -----------    -----------      ----------
Revenues:
   Product sales, net                      $  6,560,122    $ 13,053,353     $ 7,094,115    $    89,996      $    5,805
   License fees and
      other income                              102,619          95,456         120,823         75,081       1,052,009
                                           ------------    ------------     -----------    -----------      ----------
Total revenues                                6,662,741      13,148,809       7,214,938        165,077       1,057,814
                                           ------------    ------------     -----------    -----------      ----------
Cost and expenses:
  Cost of goods sold                          2,343,994       3,803,144       1,497,489         38,499           1,138
  Marketing and other expenses
    related to cosmetic line                  6,711,801      12,528,263       2,075,061        191,365           3,460
  General and administrative                  5,600,218       7,434,737       1,965,915        433,863         456,814
  Amortization of license rights  and
   prepaid royalties                            918,892         918,892         334,996              -               -
  Writedown of license rights                   563,735               -               -              -               -
  Research and development                      161,668       1,032,037         638,701      1,277,991       1,421,111
                                           ------------    ------------     -----------    -----------      ----------
    Total costs and expenses                 16,300,308      25,717,073       6,512,162      1,941,718       1,882,523
                                           ------------    ------------     -----------    -----------      ----------
Income(loss) from operations                 (9,637,567)    (12,568,264)        702,776     (1,776,641)       (824,709)
                                           ============    ============     ===========    ===========      ==========
Net income(loss)                           $(10,571,462)   $(12,012,816)    $   406,139    $(1,795,999)       (900,612)
                                           ============    ============     ===========    ===========      ==========
Net income(loss) per common share          $       (.58)   $       (.67)    $       .03    $      (.19)     $     (.10)
                                           ============    ============     ===========    ===========      ==========
Weighted average shares outstanding          18,190,516      17,817,183      13,375,934      9,429,516       9,001,449
                                           ============    ============     ===========    ===========      ==========

Consolidated Balance Sheet Data:
                                                                              June 30,
                                                                              --------
                                               1997            1996            1995           1994            1993
                                           ------------    ------------     -----------    -----------      ----------
Total assets                               $ 14,952,265    $ 18,745,373     $19,114,137    $ 5,742,137      $2,051,784

Working capital (deficiency)                 (4,578,196)      1,710,437       7,019,824        273,848          13,219

Long-term capital lease obligation less
 current portion                                289,014         384,882         489,313        466,727         506,180

Convertible debentures (3)                    5,250,000               -               -              -               -

Stockholders' equity (deficit)             $   (154,763)   $  9,371,699     $14,401,395    $   698,555      $1,083,508
-----------------------------

(1) Includes the results of Chantal Skin Care from March 15, 1994, the date of acquisition.

(2) No dividends have been paid for the above five year period.

(3) On September 25 and 26, 1997, the Company issued an aggregate of 2,930,327 shares of its Common Stock upon conversion of $1,893,333 principal amount, an average of $.65 per share, of its 8% convertible debentures (See Note 2). Had such conversion been affected at June 30, 1997, the Company would have had Stockholder's Equity on a proforma basis of $1,738,570. The proforma column appearing on the consolidated balance sheet gives effect at June 30, 1997 to the referenced conversion.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS
-------    ------------------------------------
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ------------------------------------------------

     The discussion in this item contains Statements that may be considered forward looking statements. See Special Note Regarding Forward Looking Statements at the begining of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
---------------------

     There are several key considerations which impact the Company's financial statements for the years ended June 30, 1996 and 1997 and their comparability to the financial statements for the prior years.

     The Company believes that purchases by retailers during fiscal 1997 were negatively impacted by activities and negative publicity spread about the Company by a group of shareholders who in June 1997 filed a Schedule 13D indicating their dissatisfaction with management of the Company. The Company immediately following the filing of the 13D filed a lawsuit against the signatories alleging among other things that certain of the defendants participated in a plan to disseminate false information concerning the Company in an effort to drive down the price of its stock both to profit therefrom and to facilitate the group's takeover of the Company. The Company further alleged that the widespread confusion and uncertainty created by the defendants' conduct was causing and would continue to cause serious dislocation in the operations of the Company's business and the market for its securities, as well as uncertainty among its customers, employees, distributors and other business relationships. All but one of the signatories have settled the lawsuit and agreed to support management at the shareholders meeting held on July 17, 1997.

     The year ended June 30, 1996 was the Company's retail market launch and first full year of marketing its Ethocyn-based Chantal Skin Care line of products, having commenced marketing on a limited basis, primarily through telemarketing in the year ended June 30, 1995. During fiscal 1996, the Company significantly expanded its operations and began an extensive U.S. and international marketing campaign. Substantial expenses associated with the product launch and expected growth in sales of the Company's products were incurred, especially in increased personnel and other overhead, including the Company's new warehouse and office facility, the costs of producing advertising and promotional material and launching the marketing campaign, and producing the products to meet anticipated needs. As part of the marketing campaign, during fiscal 1996, the Company began airing television commercials, launched a national print advertising campaign, and increased its public relations efforts.

     Much of the Company's expenditures during fiscal 1996 anticipated sales of the Company's products at levels higher than those actually obtained. Those expenditures were based upon, among other things, the Company's planned advertising and committed-to-promotional activities, including scheduled promotional appearances on national and regional talk shows. As a result of a January 1996 Barron's article primarily questioning the Company's accounting for sales to its distributor and the resulting litigation and further negative publicity reported about the Company, the Company's ability to realize such promotional appearances was harmed. Sales expected to be generated by such activity accordingly did not materialize in fiscal 1996 and 1997.

     The Company for the year ended June 30, 1996 underwent a complete review of its method of recording revenue from sales to its U.S. distributor. In the fiscal year ended June 30, 1995 and in the first quarter ended September 30, 1995, revenue from product sales to the Company's U.S. distributor, Stanson Marketing, Inc. ("Stanson") was recognized upon shipment of product to Stanson. In November, 1995 in accordance with its agreement with Stanson, the Company directed Stanson to commence shipment on an autoship basis to all possible customers. The Company, in February 1996, sought the advice of its then independent accountants as to whether its then existing revenue recognition policy was in compliance with generally accepted accounting principles with respect to recognizing second quarter autoship sales to Stanson. In connection with the filing of its two Quarterly reports on Form 10-Q, for the quarters ended December 31, 1995 and March 31, 1996, the Company adopted a cash basis revenue recognition policy with respect to products subject to autoship distribution, upon the advice of its then independent accountants, which advice was given recognizing that their view may be different upon completion of their then-in-progress procedures. The then independent accountants subsequently resigned as the Company's independent accountants and advised the Company that they would not be advising the Company as to whether the then existing revenue recognition policy was in compliance with generally accepted accounting principles.

     Revenue is recognized upon shipment to Stanson with respect to products which were not distributed on an autoship basis, and revenue is recognized with respect to products distributed on an autoship basis upon sale by Stanson to its customers. On November 21, 1995, the Company, exercising its June 29, 1995 Distribution Agreement contractual right, notified Stanson that all future sales of Ethocyn products by Stanson were to be "autoship". Accordingly, the Company considers all products shipped to Stanson after November 21, 1995 as being subject to distribution on an autoship basis. This revenue recognition policy complies with FASB 48 "Revenue Recognition when Right of Return Exists".

Fiscal 1997 compared with Fiscal 1996
-------------------------------------

     Revenues.  Revenues decreased 49% to approximately $6,663,000 for the
     ---------
fiscal year ended June 30, 1997 from approximately $13,149,000 for the fiscal year ended June 30, 1996 because of a decline related to volume. Volume declined as a result, among other things, of a decrease in advertising. Revenues are primarily comprised of telemarketing sales by the

Company, sales by Stanson Marketing, the Company's U.S. and Canadian distributor and Michilan International, the Company's distributor in China, Hong Kong, Macao and Taiwan based on the revenue recognition policy discussed above. The decrease in revenue for fiscal 1997 product sales reflects a reduction of approximately $3.6 million established as a allowance against accounts receivable from Stanson that are beyond the agreed upon payment terms and correspond to a portion of the accounts receivable owed to Stanson by its customers. The Company also considered recent cash receipts collected in estimating the reserve. However, the amount the Company ultimately collects could differ materially from the amount estimated.

     The Company's sales terms, for all sales by its own direct response telemarketing operators and all its distributors, allow the end-user customer the right to return the product within 75 days for a full refund of the purchase price. Distributors, both U.S. and international, can only return (a) product which does not meet specifically defined product specification (i.e., product contamination, broken componentry, etc.) or (b) product returned by the end user customers within the stated 75 day refund period. Any provision for sales returns is included as a reduction of product sales.

     Cost of Goods Sold.  Cost of goods sold as a percentage of revenues from
     -------------------
product sales during fiscal 1997 was approximately 35% and fiscal 1996 was approximately 29% of revenues. The cost of Ethocyn-based Chantal Ethocyn-based products did not change from fiscal 1996 to fiscal 1997. Additional inventory reserves of approximately $728,000 recorded during fiscal 1997 and sales reserves (see Revenues) of approximately $3.6 million negatively effected the cost of sales as a percentage of revenue. Management established inventory reserves of approximately one-third of finished goods based on inventory levels compared to historical sales which except for telemarketing and foreign, were through the Company's U.S. distributor. Historical, gross profit margins are not necessarily indicative of future periods.

     Marketing and Other Expenses.  Marketing and other expenses related to
     -----------------------------
cosmetic sales decreased in fiscal 1997 by approximately $5,816,000 or 46% to approximately $6,712,000 from approximately $12,528,000 for fiscal 1996. These expenses resulted from the marketing and promoting of the Ethocyn-based skin care products and decreased from the prior year primarily due to decreased Ethocyn product advertising media expenditures of approximately $5.0 million and promotional expenditures as compared to 1996.

     General and Administrative Expenses.  General and administrative expenses
     ------------------------------------
decreased by approximately $1,835,000 or 25% to approximately $5,600,000 for fiscal 1997 from approximately $7,435,000 for fiscal 1996. This decrease is primarily due to a decrease in professional and consulting services of
approximately $1.1 million and a reduction in activities in Germany.   In fiscal
1996 additional professional and consulting services were incurred after an article in Barron's January 1996 issue. General & administrative expenses in fiscal 1997 includes $520,000 for settlement of damages awarded to 8%
convertible debenture holders.   Although the cost of defense of the class
action lawsuit was previously covered by insurance, future expenses, absent settlement of the class action and derivative lawsuits, are expected to be incurred beyond insurance coverage.

     Write down of License Rights.   In accordance with a recent independent
     -----------------------------
valuation of the Company's license rights, the license rights have been written down by $563,735 to reflect the fair value of the asset at June 30, 1997.

     Research and Development Expense.  Research and development expense
     ---------------------------------
decreased by approximately $870,000 or 84% to approximately $162,000 in fiscal 1997 compared with approximately $1,032,000 in fiscal 1996. Research and development activities continue to decrease, with the focus by the Company towards marketing and revenue generation by Chantal Skin Care products.
Research and development expenses primarily represent ongoing stability and clinical testing of the formulated, consumer targeted Ethocyn-based Chantal skin care products, continued analysis of data and test results of Cyoctol generated by the Upjohn Company and Ethocyn scale-up synthesis and isomer resolution research.

     Interest Expense.  Interest expense increased by approximately $1,303,000
     -----------------
or 932% to approximately $1,442,000 in fiscal 1997 compared with approximately $140,000 in fiscal 1996. This is primarily due to the issuance of $5.25 million of convertible debentures in October 1996. In accordance with an SEC position taken with respect to debt convertible at a discount to market, the premium attributable to the discount is to be accounted for as additional interest expense. Accordingly, the Company has recorded non-cash interest expense of $1,045,000 to reflect the discount to market of the conversion option in the 8% convertible debentures due September 30, 1998 and issued in October 1996. The non-cash interest expense had the effect of increasing the net loss by $1,045,000 and the net loss per share by $.06.

     Income Taxes.  There is no income tax expense for fiscal 1997.  The
     ------------
deferred tax asset as of June 30, 1997 has a 100% valuation allowance as management cannot determine if it is more likely than not that the deferred tax asset will be realized.

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

     Revenue for 1996 product sales reflects a reduction of approximately $2.0 million for sales returns and allowance. Of this amount, approximately $1.6 million was established as a reserve against accounts receivable at June 30, 1996, including $1.2 million against receivable from Stanson that are beyond the agreed upon payment terms.

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

     Marketing and Other Expenses.  Marketing and other expenses related to
     ----------------------------
cosmetic sales increased in fiscal 1996 by approximately $10,453,000 or 504% to approximately $12,528,000 from approximately $2,075,000 in fiscal 1995. The increase resulted from the launching, and a full year of marketing and promoting the sale of Ethocyn based skin care products. The major expenditures were approximately $8.2 million of advertising and approximately $2.0 million of salaries and consulting for fiscal 1996 compared to approximately $400,000 of advertising and approximately $700,000 of salaries and consulting in fiscal 1995. The Company expects that although marketing expenses will continue to increase with further expansion into the international market, such expense as a percentage of revenues will decrease in time.

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

     Income Taxes.   There is no income tax expense for fiscal 1996 compared to
     ------------
a tax expense of approximately $20,000 in fiscal 1995.   The deferred tax asset
at June 30, 1996 is fully reserved for as management cannot determine if it is more likely than not that the deferred tax asset will be realized.

Liquidity and Capital Resources
-------------------------------

     The Company used net cash flows from operations of $5,129,120 for the fiscal year ended June 30, 1997 principally due to the operating loss of $10,571,462 offset by non-cash interest expense of $1,045,000, depreciation and amortization of approximately $1,455,000, decreases in accounts receivable of approximately $1,227,000 and inventory of approximately $1,151,000.

     The Company used net cash flows in operations of approximately $8,375,000 for the fiscal year ended June 30, 1996 principally due to the increase in inventory of approximately $4,141,000, the net operating loss of approximately $12,013,000 offset by the increase in accounts payable and accrued expenses of approximately $5,358,000. During fiscal 1996, the Company used net cash flows in investing activities of approximately $805,000 primarily due to the addition of equipment and leasehold improvements.

     During the fiscal year ended June 30, 1997, the Company received approximately $224,000 in net proceeds from the issuance of short term debt and notes payable from Stanson Marketing, the Company's U.S. and Canadian distributor of Ethocyn-based skin care products. In October, 1996, the Company completed the sale of $5.25 million principal amount of 8% Convertible

Debentures due September 30, 1998. The Company received net proceeds, after placement fees and expenses, of $4,882,500 from subject Convertible Debenture financing. The debentures were sold to investors qualifying as "non-U.S. persons" in an offering completed under Regulation S.

     The debentures were convertible into shares of common stock of the Company as to one-third of the principal amount of each debenture after forty-five (45) days from the date of issuance, an additional one-third after seventy-five (75) days from the date of issuance and the balance after ninety (90) days from the date of issuance. The conversion price is the lesser of $3.91 or 80% of the average closing bid price of the Company's common stock for the five business days immediately preceding the conversion date. The Company, in accordance with the terms of the debentures, notified those debenture holders exercising their conversion option for the first one-third of their debentures, that the Company intended to exercise its rights under the debenture to pay cash in lieu of such conversion and notified all debenture holders that it intended to also redeem the balance of the debentures for a negotiated purchase price. Such redemption was not completed. Were all the debentures converted as of the earliest date in accordance with the terms, the Company would have been required to issue approximately 3.5 million shares of common stock, which was in excess of the number of authorized but unissued shares available prior to the amendment of this Company's Certificate of Incorporation on July 18, 1997 following the Annual Meeting of Stockholders increasing the number of authorized shares of common stock to 50 million. Were the debentures converted at August 31, 1997, approximately 7.6 million shares would have been issuable based on the five day average price of approximately $.86 for the five trading days ended on that date. The Company is in the process of attempting to negotiate towards settlement of the 1996 Regulation S Offering, the realization to which there can be no assurance (For discussion of various actions instituted by some of the investors in this placement SEC Item 3.)

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

     In connection with the ongoing Chantal Skin Care product launch, the Company has used significant cash flows to increase its inventory in anticipation of future sales of Ethocyn-based skin care products. In June 1995 and August 1995, the Company raised an aggregate of $10,302,700 net proceeds:
$3,540,000 from sale of its common stock, and $6,762,700 from sale of a Series C Convertible Preferred Stock.

     On February 24, 1995, the Company announced that it had decided to seek to acquire the shares of Chantal Skin Care which the Company did not then presently own. In furtherance thereof, on March 9, 1995, the Company commenced an exchange offer seeking to acquire the shares of Chantal Skin Care owned by shareholders located outside the United States, through the exchange of one (1) share of Company Common Stock for one share of Chantal Skin Care common stock. On June 16, 1995, the Company accepted for exchange 1,780,000 shares of Chantal Skin Care common stock. Accordingly, the Company now owns 12,690,812 shares of Chantal Skin Care common stock, or 90% of the outstanding Chantal Skin Care shares. The Company presently intends to effect a merger of Chantal Skin Care with and into a newly formed wholly owned subsidiary of the Company on the same one share for one share basis as the previously effected exchange with persons outside the United States.

     The independent certified public accountants have expressed in their opinion that the Company has suffered recurring losses from operations and a working capital deficiency that raises substantial doubt about its ability to continue as a going concern.

     For fiscal 1998, the Company will continue to generate cash through its telemarketing sales, collection of existing accounts receivable and sales in the U.S. and foreign markets. Management also plans to continually monitor and make changes to overhead costs as needed. The Company is also seeking additional financing to help fund future operations.

     The customer base and distribution outlets have been expanded through the recent addition of well known personalities, as Company spokespeople, new products and different product pricing. The Company has reached tentative agreement with retail chain operators under which the Company expects its product will be distributed into an additional 7,500 locations. Distribution into these new locations is expected to commence as the Company's advertising campaign proceeds. Polly Bergen, a director and Chief Operating Officer of the Company and a nationally recognized television and Emmy award winning actress is being featured as the flagship Ethocyn celebrity spokesperson on The Home Shopping Network. The Company is also planning to distribute the Ethocyn-based skin care products in department stores, direct response on page and through the airing of an infomercial which will expand the current distribution channel. If and when the marketing agreement with Stanson is terminated or alternatively if the Company exercises its option to acquire Stanson, then it will directly market and distribute the Ethocyn-based skin care products.

     In conjunction with the expansion in the retail market, the Company has begun an advertising campaign which will primarily feature television advertising with a focus in the geographical regions with the major retail distribution. These advertisements will feature individuals who used the product on only one-half of their face in 30 and 60 second spots. The Company is in negotiations with potential financing which will support this advertising campaign.

     In the international market, a sublicensing agreement with Michilan International was reached to distribute the Ethocyn-based skin care products in China, Hong Kong, Macao and Taiwan. The first shipment under this agreement was made in December 1996. In addition, the Company in cooperation with its Master Distributor, is in negotiations for distribution by other potential sublicensees for other territories in the Pacific Rim. In Europe, the Company is test marketing for product positioning. The European market launch programs include television, print and selected direct response in England and physician, cosmetician directed print and television direct response on the continent. David Hasselhoff, the executive producer and star of the number one worldwide "Baywatch" and "Baywatch Nights" television series, is the celebrity spokesperson for the Company's Ethocyn-based skin care products in the Pacific Rim and Europe. He will be featured in television and print advertisements as well as participate in promotional tours and appearances.

     The Company is currently extending its skin care product line with the addition of the Ethocyn Safe Sun Treatment and plans to include additional sun care products, super moisterizing night and neck creams and a men's line. The men's line is planned for initial launch in Europe with an endorsement from David Hasselhoff.

     The Company believes the collection of existing accounts receivable and sales in the U.S. and foreign markets (through retail, The Home Shopping Network, direct response), together with additional funds being negotiated will enable it to meet its cash requirements through fiscal 1998. There can be no assurance that the Company will be successful in securing these additional funds and generating sufficient cash flows from operations to meet its marketing and distribution plans.

    In addition, the Company expects to continue to develop certain of its compounds to pharmaceutical market approvals, both U.S. and foreign. In this regard, the Company may be required to obtain additional funds to complete the research, development and expanded commercialization of such products. Such funds are expected to be obtained from one or more of the following sources: (i) sales of Ethocyn-based cosmetics products (ii) amounts to be received pursuant to the Company's license agreements, including royalties from anticipated sales of Ethocyn-based and Cyoctol-based products; (iii) strategic alliances with other companies, including joint venture, joint development or license agreements; and (iv) additional equity or debt offerings. However, there can be no assurance that the Company will be successful in obtaining additional funds from any of the foregoing sources.

     During fiscal 1992, the Company entered into a capital lease to finance the acquisition of certain improvements and equipment for its laboratory in Germany. In connection therewith, the Company recorded a $646,000 capital lease obligation that calls for monthly payments, in German marks, which, at current exchange rates, approximates $5,800 through December 31, 1997 and a decreasing balloon payment currently of $332,000 at the end of the lease term which continues on a yearly basis subject to termination of twelve months notice. The Company intends to continue using the laboratory for the foreseeable future and has not received, nor does it expects to receive a notice of termination from the lessor. Accordingly, the balloon payment is classified as a long term liability.

     The Company, at this time, does not have any material commitments for capital expenditures.

New Accounting Pronouncements
-----------------------------

     The Statement of Financial Accounting Standard Number 128 (SFAS No. 128), "Earnings Per Share" ("EPS") issued by the Financial Accounting Standards Board is effective for financial statements issued for the periods ending after December 15, 1997,including interim periods. The SFAS No. 128 requires restatement of all prior period EPS data presented. The new standard also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company does not expect the adoption will have a material effect on its EPS calculation.

     Statements of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" (SFAS No. 129) issued by the FASB is effective for financial statements ending December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by

SFAS No. 128. The Company does not expect adoption of SFAS No. 129 to have a material effect, if any, on its financial position or results of operations.

     Statements of Financial Accounting Standards No. 130, "reporting Comprehensive Income" (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

     Statements of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131) issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standards requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have a material effect, if any, on its Results of Operations.

IMPACT OF INFLATION
-------------------

     To date, the Company has not been significantly affected by inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

INDEX                                                                                               Page
-----                                                                                               ----
Report of Independent Certified Public Accountant............................................         26

Consolidated Balance Sheets at June 30, 1997 and 1996........................................         27

Consolidated Statements of Operations for the years ended June 30, 1997, 1996 and 1995.......         28

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
  June 30, 1997, 1996 and 1995...............................................................         29

Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1996 and 1995.......         31

Notes to Consolidated Financial Statements...................................................         32

Schedule II  -  Valuation and Qualifying Accounts............................................         58


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



To Board of Directors and Stockholders
Chantal Pharmaceutical Corporation

We have audited the accompanying consolidated balance sheets of Chantal Pharmaceutical Corporation as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years ended June 30, 1997. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements and schedule. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chantal Pharmaceutical Corporation as of June 30, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the three years ended June 30, 1997, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements and schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and have a working capital deficiency of $4,578,196 as of June 30, 1997 that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO SEIDMAN, LLP


Los Angeles, California
September 23, 1997, except for Note 10 and 11 which is as of September 29, 1997.

                       CHANTAL PHARMACEUTICAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                   Proforma
                                                 June 30,           June 30,     June 30,
ASSETS                                             1997              1997          1996
------                                             ----              ----          ----
Current assets                                                      (Note 11)
Cash and cash equivalents                         $    150,587                     $    305,668
Short-term investment                                   23,883                           27,926
Accounts receivable, trade, net of
 allowance of 5,032,563 and $1,606,908                 796,762                        2,023,911
Inventory, net of reserve of 988,393
 and $595,408                                        2,904,723                        6,888,416
Prepaid expenses and other current assets              203,248                           46,411
                                                  ------------                     ------------
  Total current assets                               4,079,203                        9,292,332

Long-term inventory                                  2,832,822                                -

Property and equipment, net of
 accumulated depreciation                              783,014                        1,145,924

License rights, net of accumulated
 amortization of $0 and $1,141,856                   5,800,000                        7,197,689
Patents and trademarks, net of
 accumulated amortization of
 $67,194 and $60,298                                    49,920                           56,816
Prepaid royalties, net of accumulated
 amortization of
 $196,969 and $112,032                                 652,406                          737,343
Deposits and other assets                              684,272                          213,251
Organization costs, net of accumulated
 amortization of $86,322
 and $54,932                                            70,628                          102,018
                                                  ------------                     ------------
  TOTAL ASSETS                                    $ 14,952,265                     $ 18,745,373
                                                  ============                     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)
----------------------------------------
Current liabilities
Accounts payable                                  $  5,438,600                     $  5,422,239
Accrued liabilities                                  2,294,013                        1,447,291
Royalties payable                                      652,668                          652,668
Current portion of long-term capital
 lease obligation                                       47,653                           59,697
Short-term note payable to distributor                 183,000                                -
Short-term borrowings                                   41,465                                -
                                                  ------------                     ------------
 Total current liabilities                           8,657,399                        7,581,895

Long Term Liabilities
Capital lease obligations, less current
 portion                                               289,014                          384,882
Convertible Debentures                               5,250,000        3,356,667               -
                                                  ------------     ------------    ------------
 Total liabilities                                  14,196,413       12,303,080       7,966,777
Commitments and contingencies
Minority interest                                      910,615                        1,406,897

Stockholders' equity (deficit)
Preferred stock, $.10 par value;
 1,000,000 shares authorized;  500,000
 Preferred Series C shares issued and
 outstanding                                            50,000                           50,000

 Liquidation preference of $500,000
Common stock, $.01 par value;
 20,000,000 shares authorized;
 18,190,516 shares issued and
 outstanding                                           181,905          211,208         181,905


Additional paid-in capital-preferred
 stock                                               2,204,000                        2,204,000
Additional paid-in capital - common
 stock                                              52,204,860       54,068,890      51,159,860
Accumulated deficit                                (54,795,528)                     (44,224,066)
                                                  ------------     ------------    ------------
 Total stockholders' equity (deficit)                 (154,763)       1,738,590       9,371,699
                                                  ------------     ------------    ------------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY (DEFICIT)             $ 14,952,265     $ 14,952,265    $ 18,745,373
                                                  ============     ============    ============

          See accompanying notes to consolidated financial statements.

                      CHANTAL PHARMACEUTICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               For the Years Ended June 30, 1997, 1996 and 1995

                                               1997            1996            1995
                                        ----------------------------------------------
Revenues:
  Product sales, net                       $  6,560,122    $ 13,053,353    $ 7,094,115
  License fees and other income                 102,619          95,456        120,823
                                           ------------    ------------    -----------
     Total revenues                           6,662,741      13,148,809      7,214,938

  Cost of goods sold                          2,343,994       3,803,144      1,497,489
                                           ------------    ------------    -----------
Gross profit                                  4,318,747       9,345,665      5,717,449

  Marketing and other expenses related to
   cosmetic line                              6,711,801      12,528,263      2,075,061

  General and administrative                  5,600,218       7,434,737      1,965,915

  Amortization of license rights and
   prepaid royalties                            918,892         918,892        334,996

  Write down of license rights                  563,735               -              -

  Research and development                      161,668       1,032,037        638,701
                                           ------------    ------------    -----------
 Income (loss) from operations               (9,637,567)    (12,568,264)       702,776

Other income (expense):
  Interest income                                12,128          99,051         15,730
  Interest expense                             (397,305)       (139,758)      (111,965)
  Non-cash interest expense on
    convertible debentures                   (1,045,000)
    Other                                             -               -        (24,245)
                                           ------------    ------------    -----------
Income (loss) before income taxes and
      minority interest                     (11,067,744)    (12,608,971)       582,296

     Income taxes                                                     -        (20,425)
     Minority interest                          496,282         596,155       (155,732)
                                           ------------    ------------    -----------
Net income (loss)                          $(10,571,462)   $(12,012,816)   $   406,139
                                           ============    ============    ===========
Net income (loss) per share                $       (.58)   $       (.67)   $       .03
                                           ============    ============    ===========
Weighted average shares outstanding          18,190,516      17,817,183     13,375,934
                                           ============    ============    ===========

          See accompanying notes to consolidated financial statements.

                      CHANTAL PHARMACEUTICAL CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               For the years ended June 30, 1997, 1996 and 1995


                                            PREFERRED     COMMON       COMMON                            COMMON
                                             SHARES       SHARES       SHARES    PREFERRED    COMMON      STOCK
                                             ISSUED       ISSUED     SUBSCRIBED    STOCK       STOCK    SUBSCRIBED
                                            ----------------------------------------------------------------------
Balances, June 30, 1994                      124,000     10,195,516    160,000    $12,400    $101,955   $ 320,000
Common shares issued in July
 1994                                              -        140,000   (140,000)         -       1,400    (280,000)

Common shares issued in
 August 1994                                       -         20,000    (20,000)         -         200     (40,000)

Common shares issued for
 compound in August 1994                           -         15,000          -          -         150           -

Preferred shares conversion
 in August 1994                              (24,000)       120,000          -     (2,400)      1,200           -

Common shares issued at $.50
 per share for cash in
 private placement in August
 1994                                              -      1,200,000          -          -      12,000           -

Preferred shares conversion
 in September 1994                           (60,000)       300,000          -     (6,000)      3,000           -

Preferred shares conversion
 in December 1994                            (10,000)        50,000          -     (1,000)        500           -

Common shares issued at
 $1.86 per share for cash
 less expenses of $427,175
 in private placement in Dec
 1994                                              -      1,450,000          -          -      14,500           -

Common shares issued for
 license rights in China and
 Hong Kong in January 1995                         -         50,000          -          -         500           -

Common shares issued for
 termination of royalty
 obligation to CBD in Jan
 1995                                              -        300,000          -          -       3,000           -

Common shares issued at
 $3.06 per share for cash
 less expense of $138,000 in
 private placement in June
 1995                                              -      1,200,000          -          -      12,000           -
                                  PREFERRED      COMMON
                                    STOCK         STOCK
                                  ADDITIONAL    ADDITIONAL
                                   PAID-IN       PAID-IN       ACCUMULATED
                                   CAPITAL       CAPITAL         DEFICIT           TOTAL
                                  ------------------------------------------------------
Balances, June 30, 1994           $ 572,823    $32,308,766    $(32,617,389)     $  698,555
Common shares issued in July
 1994                                     -        278,600               -               -

Common shares issued in
 August 1994                              -         39,800               -               -

Common shares issued for
 compound in August 1994                  -         22,913               -          23,063

Preferred shares conversion
 in August 1994                     (112,823)      114,023               -               -

Common shares issued at $.50
 per share for cash in
 private placement in August
 1994                                      -       588,000               -         600,000

Preferred shares conversion
 in September 1994                  (264,000)      267,000               -               -

Preferred shares conversion
 in December 1994                    (49,000)       49,500               -               -

Common shares issued at
 $1.86 per share for cash
 less expenses of $427,175
 in private placement in Dec
 1994                                      -     2,258,325               -       2,272,825

Common shares issued for
 license rights in China and
 Hong Kong in January 1995                 -        64,188               -          64,688

Common shares issued for
 termination of royalty
 obligation to CBD in Jan
 1995                                      -       385,125               -         388,125

Common shares issued at
 $3.06 per share for cash
 less expense of $138,000 in
 private placement in June
 1995                                      -     3,528,000               -       3,540,000

         See accompanying notes to consolidated financial statements.

                      CHANTAL PHARMACEUTICAL CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               For the years ended June 30, 1997, 1996 and 1995
                                  (continued)

                                                                                COMMON
                                                        PREFERRED    COMMON     SHARES
                                                         SHARES      SHARES       SUB-  PREFERRED
                                                         ISSUED      ISSUED     SCRIBED   STOCK
                                                        -----------------------------------------
Common shares issued in
exchange for 1,780,000 shares of
Chantal Skin Care in June 1995                               -      1,780,000         -         -

Net income                                                   -              -         -         -
                                                        ------     ----------      ---- ---------
Balances, June 30, 1995                                 30,000     16,820,516         -     3,000

Common shares issued for
consulting fee in July 1995                                  -         30,000         -         -

Common shares issued at $4.90
per share for cash less expenses
of $391,300 in private
placement in August 1995                                     -      1,000,000         -         -

Preferred shares issued at $4.90
per share for cash less expense
of $196,000 in private
placement in August 1995                               500,000              -         -    50,000

Stock options of 100,000 shares
exercised at $1.00 per share
in February 1996                                             -        100,000         -         -

Preferred shares conversion in
June 1996                                              (30,000)       240,000         -    (3,000)

Net loss                                                     -              -         -         -
                                                       -------     ----------      ---- ---------
Balance, June 30, 1996                                 500,000     18,190,516         -    50,000

Non- cash interest expense on
convertible debentures                                       -              -         -         -

Net loss                                                     -              -         -         -
                                                       -------     ----------      ---- ---------
Balance, June 30, 1997                                 500,000     18,190,516         - $  50,000
                                                       =======     ==========      ==== =========
                                                                PREFERRED       COMMON
                                                                  STOCK         STOCK
                                                       COMMON   ADDITIONAL    ADDITIONAL       ACCUMU-
                                             COMMON     STOCK     PAID-IN       PAID-IN         LATED
                                              STOCK   SUBSCRIBED  CAPITAL       CAPITAL        DEFICIT        TOTAL
                                             -------------------------------------------------------------------------
Common shares issued in
exchange for 1,780,000 shares of
Chantal Skin Care in June 1995               17,800           -         -      6,390,200              -      6,408,000

Net income                                        -           -         -              -        406,139        406,139
                                           --------        ---- ----------   -----------   ------------   ------------
Balances, June 30, 1995                     168,205           -    147,000    46,294,440    (32,211,250)    14,401,395

Common shares issued for
consulting fee in July 1995                     300           -          -       120,120              -        120,420

Common shares issued at $4.90
per share for cash less expenses
of $391,300 in private
placement in August 1995                     10,000           -          -     4,498,700              -      4,508,700

Preferred shares issued at $4.90
per share for cash less expense
of $196,000 in private
placement in August 1995                          -           -  2,204,000             -              -      2,254,000

Stock options of 100,000 shares
exercised at $1.00 per share
in February 1996                              1,000           -          -        99,000              -        100,000

Preferred shares conversion in
June 1996                                     2,400           -   (147,000)      147,600              -              -

Net loss                                          -           -          -             -    (12,012,816)   (12,012,816)
                                           --------        ---- ----------   -----------   ------------   ------------
Balance, June 30, 1996                      181,905           -  2,204,000    51,159,860    (44,224,066)     9,371,699

Non- cash interest expense on
convertible debentures                            -           -          -     1,045,000              -      1,045,000

Net loss                                          -           -          -             -    (10,571,462)   (10,571,462)
                                           --------        ---- ----------   -----------   ------------   ------------
Balance, June 30, 1997                     $181,905           - $2,204,000   $52,204,860   $(54,795,528)  $   (154,763)
                                           ========        ==== ==========   ===========   ============   ============

         See accompanying notes to consolidated financial statements.

                      CHANTAL PHARMACEUTICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Years ended June 30, 1997, 1996 and 1995

                                                          1997            1996           1995
                                                          ----            ----           ----
Increase (decrease) in cash and cash
  equivalents

Cash flows from operating activities:

Net (loss) income                                     $(10,571,462)   $(12,012,816)   $   406,139
Adjustments to reconcile net income
 (loss) to net cash used in operating
 activities:
      Write down of license rights                         563,735               -              -
      Inventory reserve                                    392,985         595,408              -
      Depreciation and amortization                      1,455,331       1,286,781        621,873
      Allowance for sales returns                        3,425,655       1,516,692         90,216
      Minority interest                                   (496,282)       (386,155)       155,732
      Loss on disposition of assets                         36,667               -         24,245
      Common stock issued in satisfaction of
        consulting and legal fees                                -         120,420              -
      Non-cash interest expense on                       1,045,000               -              -
       convertible debentures
      Changes in operating assets and
       liabilities:
         Accounts receivable and other                  (2,198,506)       (566,732)    (2,974,051)
         Inventory                                         757,886      (4,736,774)    (1,830,527)
         Prepaid expenses                                 (156,837)        307,685       (281,564)
         Other assets                                     (246,375)        161,389       (197,712)
         Income taxes payable                                    -         (18,500)        17,225
         Accounts payable and accrued liabilities          863,083       5,357,629        344,345
                                                       -----------     -----------    -----------
Net cash used in operating activities                   (5,129,120)     (8,374,973)    (3,624,079)
                                                       -----------     -----------    -----------
Cash flows from investing activities:
  Sale (purchase) of short-term                                  -          72,074       (100,000)
   certificate of deposit
  Additions to property and equipment                      (25,014)       (876,950)      (315,669)
                                                       -----------     -----------    -----------
Net cash provided used in investing activities             (25,014)       (804,876)      (415,669)
                                                       -----------     -----------    -----------
Cash flows from financing activities:
  Proceeds from issuance of short-term
   debt/notes payable from distributor                   1,174,726               -         51,490
  Payments on short-term debt/notes
   payable to distributor                                 (950,261)        (94,332)             -
  Payments on capital lease obligation                    (107,912)       (107,494)       (57,353)
  Proceeds from issuance of convertible
   debentures                                            4,882,500               -              -
  Proceeds from issuance of common stock                         -       4,608,700      6,732,825
  Proceeds from issuance of preferred stock                      -       2,254,000              -
                                                       -----------     -----------    -----------
Net cash provided by financing activities                4,999,053       6,660,874      6,726,962
                                                       -----------     -----------    -----------
Net increase (decrease) in cash and
  cash equivalents                                        (155,081)     (2,518,975)     2,687,214
Cash and cash equivalents:
  At beginning of period                                   305,668       2,824,644        137,430
                                                       -----------     -----------    -----------
  At end of period                                     $   150,587     $   305,668    $ 2,824,644
                                                       ===========     ===========    ===========

          See accompanying notes to consolidated financial statements.

                       CHANTAL PHARMACEUTICAL CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Organization and development activities
     ---------------------------------------

     Chantal Pharmaceutical Corporation and its subsidiaries is primarily engaged in the research, development and marketing of innovative compounds for use as dermatological and skin care consumer products. The Company's current strategy is to focus initially through the marketing of its novel Ethocyn cosmetic ingredient on becoming an integrated cosmetic and skin care company. Ethocyn, one of three principal patented compounds for which the Company has exclusive manufacturing and distribution rights, is presently being marketed by the Company as a unique cosmetic product which improves the appearance of skin aging. The Company operates in one industry segment, the development and marketing of cosmetic and skin care products. The Company's products are currently being sold in pharmacies, chain drug stores and dermatologists offices across the United States and Canada and through a licensing agreement with Michilan in Taiwan.


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

     Basis of presentation
     ---------------------

     The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and a working capital deficiency of $4,578,196 at June 30, 1997 which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     For fiscal 1998, the Company will continue to generate cash through its telemarketing sales, collection of existing accounts receivable and sales in the U.S. and foreign markets. Management also plans to continually monitor and make changes to overhead costs as needed. The Company is also seeking additional financing to help fund future operations.

     The customer base and distribution outlets have been expanded through the recent addition of well known personalities, as company spokespeople, new products and different product pricing. The Company has reached tentative agreement with retail chain operators under which the Company expects its product will be distributed into an additional 7,500 locations. Distribution into these new locations is expected to commence as the Company's advertising campaign proceeds. Polly Bergen, a director and Chief Operating Officer of the Company and a nationally recognized television and Emmy award winning actress is being featured as the flagship Ethocyn celebrity spokesperson on The Home Shopping Network. The Company is also planning to distribute the Ethocyn-based skin care products in department stores, direct response on page and through the airing of an infomercial which will expand the current distribution channel. If and when the marketing agreement with Stanson is terminated or alternatively if the Company exercises its option to acquire Stanson, then it will directly market and distribute the Ethocyn-based skin care products.

     In conjunction with the expansion in the retail market, the Company has begun an advertising campaign which will primarily feature television advertising with a focus in the geographical regions with the major retail distribution. These advertisments will feature individuals who used the product on only one-half of their face in 30 and 60 second spots. The Company is in negotiations with potential financing which will support this advertising campaign.

     In the international market, a sublicensing agreement with Michilan International was reached to distribute the Ethocyn-based skin care products in China, Hong Kong, Macao and Taiwan. The first shipment under this agreement was made in December 1996. In addition, the Company, in cooperation with its Master Distributor, is in negotiations for distribution by other potential sublicenses for other territories in the Pacific Rim. In Europe, the Company is test marketing for product market positioning. The European market launch programs include television, print and selected direct response in England and physician, cosmetician directed print and television direct response on the continent. David Hasselhoff, the executive producer and star of the number one worldwide "Baywatch" and "Baywatch Nights" television series, is the celebrity spokesperson for the Company's Ethocyn-based skin care products in the Pacific Rim and Europe. He will be featured in television and print advertisements as well as participate in promotional tours and appearances.

     The Company is currently extending its skin care product line with the addition of the Ethocyn Safe Sun Treatment and plans to include additional sun care products, super moisterizing night and neck creams and a men's line. The men's line is planned for initial launch in Europe with an endorsement from David Hasselhoff.

     The Company believes the collection of existing accounts receivable and sales in the U.S. and foreign markets (through retail, The Home Shopping Network, direct response), together with additional funds being negotiated will enable it to meet its cash requirements through fiscal 1998. There can be no assurance that the Company will be successful in securing these additional funds and generating sufficient cash flows from operations to meet its marketing and distribution plans.

     Revenue Recognition
     -------------------

     The Company's sales terms, for all sales by its own direct response telemarketing operators and all its distributors, allow the end-user customer the right to return the product within 75 days for a full refund of the purchase price. Distributors, both U.S. and international, can only return (a) product which does not meet specifically defined product specification (i.e., product contamination, broken componentry, etc.) or
     (b) product returned within the 75 days from purchase by the end user customers. A provision for sales returns is included as a reduction of product sales.

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

     Revenue is recognized upon shipment to Stanson with respect to products which were not distributed on an autoship basis, and revenue is recognized with respect to products distributed on an autoship basis upon sale by Stanson to its customers. On November 21, 1995, the Company, exercising its June 29, 1995 Distribution Agreement contractual right, notified Stanson that all future sales of Ethocyn products by Stanson were to be "autoship". Accordingly, the Company considers all products shipped to Stanson after November 21, 1995 as being subject to distribution on an autoship basis. This revenue recognition policy complies with FASB 48 "Revenue Recognition when Right of Return Exists".


     At June 30, 1997, the Company has an allowance of approximately $3.6 million against accounts receivable. This allowance were established as a reserve against accounts receivable from Stanson that are beyond the agreed upon payment terms and correspond to a portion of the accounts receivable owed to Stanson by its customers. The Company also considered recent cash receipts collection in estimating the allowance. The amount the Company could ultimately realize could differ materially from the amount estimated at arriving at the reserves.

     Inventory
     ---------

     Inventory is stated at the lower of cost (first-in, first-out) or market. Inventory consisted of the following:

                                    June 30,      June 30,
                                      1997          1996
                                ---------------------------

Finished goods                     $2,965,178    $4,067,510
Compound                                    -       855,761
Work in progress                      844,796     1,380,017
Raw materials and componentry          83,142     1,180,536
                                   ----------    ----------
                                    3,893,116     7,483,824
Inventory reserve                    (988,393)     (595,408)
                                   ----------    ----------
                                   $2,904,723    $6,888,416
                                   ==========    ==========

     Included in inventory are products held by the Company's U.S. distributor which in accordance with the revenue recognition policy discussed above are not being recognized as revenue for accounting purposes.

     At June 30, 1997 the inventory balance of approximately $2.9 million includes an inventory reserve of approximately $988,000. Management estimates reserves based on the relationship of inventory levels to historical and known future sales. The amount the Company could ultimately realize could differ materially from the amount estimated at arriving at the reserves.

     Long-term inventory
     -------------------

     Long-term inventory is stated at the lower of cost (first-in, first-out) or market. Long-term inventory is comprised of the Ethocyn compound of approximately $1.6 million and componentry of approximately $1.3 million. Long-term inventory may not be sold within one year, since the finished goods on hand is estimated to support Company sales in the near future.

     Property and equipment
     ----------------------

     Property and equipment is stated at cost and depreciated on the straight-line method over the assets' estimated useful lives ranging from three to ten years. Leasehold improvements are amortized over the shorter of the asset's life or remaining lease term. Depreciation and amortization expense related to property and equipment for the years ended June 30, 1997, 1996 and 1995 was $351,259, $320,521 and $246,403, respectively. Maintenance, repairs and minor renewals are charged to operations as incurred. Major renewals and betterments which substantially extend the useful life of the property are capitalized. Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in the statement of operations.

     License rights and prepaid royalties
     ------------------------------------

     License rights from SIG Investment Group Establishment ("SIG") and in connection with the acquisition of 1,780,000 common shares of Chantal Skin Care Corporation, and prepaid royalties to CBD Pharmaceutical Corporation ("CBD"), a related party are recorded at cost. Amortization of such costs HAS BEEN provided by use of the straight-line method over ten years, their
     --------
     estimated useful lives. The Company began amortization of license rights and prepaid royalties upon the launch of the Ethocyn-based product line in fiscal year 1995. Amortization expense for the year ended June 30, 1997 was $833,954 and $84,937 for license rights and prepaid royalties, respectively. Amortization expense for the year ended June 30, 1996 was $833,954 and $84,938 for license rights and prepaid royalties, respectively. Amortization expense for the year ended June 30, 1995 was $269,580 and $27,094 for license rights and prepaid royalties, respectively. If events indicate that identifiable intangible assets may be impaired, management evaluates such potential impairment based on future undiscounted cash flows. If impairment is deemed to have occurred, an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value. After an impairment is recognized, the reduced carrying amount of the asset shall be accounted for as its new cost which shall be depreciated over the assets remaining useful life. Due to the lower than expected sales of Ethocyn skin care product after the conclusion of its first full year of sales subsequent to its launch, the Company engaged an independent valuation firm to determine the fair value of the license rights. In accordance with the recent independent valuation, the license rights have been written down by approximately $564,000 to fair value at June 30, 1997. The new cost will be depreciated over the assets remaining useful life of approximately seven years. The amount the Company could ultimately realize could differ materially from the carrying value of the assets.

     Patents and trademarks
     ----------------------

     Patent and trademark costs consist primarily of legal costs incurred by the Company in its efforts to obtain domestic and foreign patents on its products. Patent and trademark costs are amortized on a straight-line basis over the life of the related patent or trademark. Amortization expense for the years ended June 30, 1997, 1996 and 1995 was $6,896, $6,895 and $6,896,
     respectively.

     Organization costs
     ------------------

     Organization costs represent cost incurred related to the organization of Chantal Skin Care Corporation and are amortized on a straight-line method over five years. Amortization expense for the years ended June 30, 1997, 1996 and 1995 was $31,390, $31,389 and $23,543, respectively.

     Short-term notes payable to distributor
     ---------------------------------------

     Short-term notes payable to Stanson Marketing, the Company's U.S. and Canadian distributor, represent amounts collateralized by inventory and equipment extended to the Company with an interest rate of 8.5% and a maturity date of less than one year from the date of issuance.

     Royalties payable
     -----------------

     Royalties payable represent royalties payable to SIG for a period of three years ending fiscal 1997, a contractual obligation of the Company in connection with the acquisition of Cyto Skin Care subsidiary (subsequent name change to Chantal Skin Care). The royalty is calculated at 5% of revenues, with a minimum amount of $350,000 per year and a cap of $2,000,000. No payment to SIG has been made since October 1995.

     Convertible debentures
     ----------------------

     In October, 1996, the Company completed the sale of $5.25 million principal amount of 8% Convertible Debentures due September 30, 1998. The Company received net proceeds of $4,882,500 after payment of placement fees and expenses. The debentures were sold to investors qualifying as "non-U.S. persons" in an offering completed under Regulation
     S. The fair value of the debentures are determined using the market interest rates at which similar loans would be made to borrowers with similar credit risks for the remaining maturities. At June 30, 1997, the carrying value appproximates the fair value.

     The debentures were convertible into shares of common stock of the Company as to one-third of the principal amount of each debenture after forty five
     (45) days from the date of issuance, an additional one-third after seventy-five (75) days from the date of issuance and the balance after ninety (90) days from the date of issuance. The conversion price is the lesser of $3.91 or 80% of the average closing bid price of the Company's common stock for the five business days immediately preceding the conversion date. The Company, in accordance with the terms of the debentures, notified those debenture holders exercising their conversion option for the first one-third of their debentures, that the Company intended to exercise its rights under the debenture to pay cash in lieu of such conversion and notified all debenture holders that it intended to also redeem the balance of the debentures for a negotiated purchase price. Such redemption was not completed. Were all the debentures converted as of the earliest date in accordance with the terms, the Company would have been required to issue approximately 3.5 million shares of common stock, which was in excess of the number of authorized but unissued shares available prior to the amendment of this Company's Certificate of Incorporation on July 18, 1997 following the Annual Meeting of Stockholders increasing the number of authorized shares of common stock to 50 million. Were the debentures converted at August 31, 1997, approximately 7.6 million shares would have been issuable based on the five day average price of approximately $.86 for the five trading days ended on that date. The Company is in the process of attempting to negotiate towards settlement of the 1996 Regulation S offering, the realization to which there can be no assurance. (For discussion of various actions instituted by some of the investors in this placement see Note 10.)

     Stock-based compensation
     ------------------------

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from nonemployees in exchange for equity instruments. The Company adopted this accounting standard on January 1, 1996. SFAS 123 also gives the option to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" or SFAS
     123. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

     If SFAS 123 is not adopted related to stock-based employee compensation, SFAS 123 for footnote purposes requires that companies measure the cost of stock-based employee compensation at the grant date on the value of the award and recognize this cost over the service period. The value of the stock based award if determined using a pricing model whereby compensation cost is in excess of the fair value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

     Foreign currency translation
     ----------------------------

     The Company's foreign subsidiaries use the U.S. dollar as the functional currency and translate monetary assets and liabilities at the year end exchange rate. Property and non-monetary assets and liabilities are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year. The effect of foreign currency translation is not material.

     Research and development costs
     ------------------------------

     A significant portion of the Company's activities relates to developing drug and cosmetic products derived from its licensed family of synthetic chemical compounds. Research and development costs are expensed as incurred.

     Advertising and promotion costs
     -------------------------------

     Broadcast and print advertising costs are expensed when the advertising schedule is first broadcast or circulated. All other advertising and promotion costs are expensed as incurred. The Company has prepaid advertising of approximately 272,000 at June 30, 1997. There was no prepaid advertising at June 30, 1996.

     Net income (loss) per share
     ---------------------------

     The computation of net income (loss) per share is based on the weighted average number of common shares outstanding. When dilutive, stock options, warrants and convertible Preferred Stock are included as common share equivalents using the treasury stock method. Primary and fully diluted earnings per share are the same for the years presented.

     Statement of cash flows
     -----------------------

     The Company considers investments that are short-term, highly liquid, readily convertible to cash and purchased with an original maturity of three months or less to be cash equivalents.

                                              1997        1996         1995
                                        --------------------------------------
Supplemental cash flow information:
 Interest paid                             $   25,249    $139,758     $111,965
Non-cash financing activities:
 Non-cash interest expense                  1,045,000
 Common shares issued for consulting
  service                                                 120,420
 Common shares of subsidiary issued for
 consulting service                                       210,000
 Common shares of subsidiary issued
    to acquire license rights                                          845,625
 Common shares issued for termination
    of royalty payment obligation                                      388,125
 Common shares of subsidiary issued for
    termination of royalty payment
     obligation                                                        461,250
     Common shares issued for compound                                  23,063
     Common shares issued for license
      rights                                                            64,688
 Common shares issued in exchange for
  1,780,000 common shares of  Chantal
  Skin Care                                                          6,048,000

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

     New Accounting Pronouncements
     -----------------------------

     The Statement of Financial Accounting Standard Number 128 (SFAS No. 128), "Earnings Per Share" ("EPS") issued by the Financial Accounting Standards Board is effective for financial statements issued for the periods ending after December 15, 1997, including interim periods. The SFAS No. 128 requires restatement of all prior period EPS data presented. The new standard also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company does not expect the adoption will have a material effect on its EPS calculation.

     Statements of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" (SFAS No. 129) issued by the FASB is effective for financial statements ending December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company does not expect adoption of SFAS No. 129 to have a material effect, if any, on its financial position or results of operations.

     Statements of Financial Accounting Standards No. 130, "reporting Comprehensive Income" (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

     Statements of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131) issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standards requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have a material effect, if any, on its Results of Operations.

3.   Off balance sheet risk and concentration of credit risk
     -------------------------------------------------------

     At June 30, 1997, the Company has uncollateralized accounts receivable from its distributor representing the majority of total accounts receivable. Subsequently, cash receipts have been received from accounts receivable from its distributor for the majority of the balance. At June 30, 1997, approximately $940,000 of the ending net inventory balance of approximately $2.9 million was comprised of inventory held by the Company's U.S. distributor.

     The Company earned net revenues from two significant customers of approximately $2.6 million (39%) and approximately 876,000 (13%) in fiscal year 1997, one significant customer of approximately $8.6 million (65%) in fiscal year 1996 and $4.4 million (62%) in fiscal year 1995.

     The Company manufactures its Ethocyn, Cyoctol and Metcyclor patented compounds, as concentrated oils, in Germany. Total foreign assets at June 30, 1997 and 1996 were $883,262 and $1,763,162.

4.   Manufacturing and distribution licenses
     -----------------------------------------

     In 1982 the Company acquired from CBD Pharmaceutical Corporation ("CBD"), a corporation majority controlled by the Company's Chairman of the Board and Chief Executive Officer and certain members of her family, a license for the exclusive worldwide manufacturing and distribution rights to all products derived from the X-Andron family of synthetic chemical compounds which were developed by CBD. The license agreement is effective for the life of all patents obtained for these products and required royalty payments of 8% of the Company's net revenue from such products and derivative products and 8% of revenues derived by the Company from royalty or other sales-based compensation pursuant to any sub-license, joint venture or other marketing or development agreement between the Company and any other party with respect to the licensed compounds. The obligation to make payments to CBD with respect to Ethocyn-based cosmetic products was assumed by Chantal Skin Care in connection with the License Agreement between the Company and Chantal Skin Care. Effective August 1, 1994, CBD, the Company and Chantal Skin Care agreed to terminate the 8% royalty obligation and in lieu thereof CBD agreed to accept from the Company 300,000 shares of its common stock and 300,000 shares of Chantal Skin Care Corporation's common stock. These transactions, in fiscal 1995, resulted in prepaid royalties for the Company and Chantal Skin Care valued at $388,125 and $461,250, respectively.

5.   Lease obligations
     -----------------

     Included in property and equipment are certain laboratory equipment and improvements subject to capital leases having an aggregate original cost of $598,111 at June 30, 1997 and 1996. The related accumulated amortization for such laboratory equipment and improvements was $498,327 and $421,661 at June 30, 1997 and 1996.

     The aggregate annual minimum lease commitments under all non-cancelable leases as of June 30, 1997 are as follows:

                     Capital    Operating
Fiscal Year           leases     leases
-----------------    --------   ---------
1998                 $ 74,352   $ 394,242
1999                   68,977      94,648
2000                   68,977       3,068
2001                   68,977           -
2002                   68,977           -
Thereafter            123,583           -
                     --------   ---------
                      473,843   $ 491,958
                                =========
Less: interest        137,176
                     --------
                     $336,667
                     ========

     For the years ended June 30, 1997, 1996 and 1995, rental expense amounted to $633,451 and $636,332 and $278,386. Due to the terms of the leases, the book value approximates the fair value.

6.   Income taxes
     --------------

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

     For the year ended June 30, 1997 and 1996, the Company had no current or deferred income tax expense. For the year ended June 30, 1995, income tax expense consisted of current federal and state taxes of $15,130 and $5,295.

     The effective federal rate differed from the expected statutory rate for income taxes in the consolidated statements of operations as follows:

                                               1997            1996           1995
                                            -----------     -----------     --------
Expected tax expense (benefit) at
  federal statutory rate                    $(3,763,033)    $(4,287,050)    $203,804
State taxes, net of federal tax
  benefit and before utilization of
  net operating loss carry-forwards            (417,083)        280,085        3,442
Effect of foreign income taxes                  167,447               -       (3,888)
Utilization of net operating loss

           carry-forwards                             -               -     (264,774)
       Non-cash interest expense                355,300
       Goodwill                                 330,377         138,694            -
       Federal alternative minimum tax                -               -       15,130
       Change in deferred tax asset
        valuation allowance                   3,277,239       3,868,271       54,899
       Other, net                                49,753               -       11,812
                                           ------------    ------------    ---------
       Total tax expenses at actual rate   $          -    $          -    $  20,425
                                           ============    ============    =========

   Significant components of deferred tax balances are as follows:

                                               Years ended June 30,
                                               -------------------
Deferred tax assets:
 Allowance on accounts receivable             2,013,026         166,883
 State taxes                                          -               -
 Inventory                                      395,357         238,163
 Net operating loss carry-forward            14,797,444      13,573,552
 Amortization                                    99,153          38,739
 Other                                                -          10,404
                                           ------------    ------------
Total deferred tax assets                    17,304,980      14,027,741
Valuation allowance                         (17,304,980)    (14,027,741)
                                           ------------    ------------
Net deferred tax assets                    $          -    $          -
                                           ============    ============

     The deferred tax asset is fully reserved for as Management cannot determine if it is more likely than not that the deferred tax asset will be realized.

     At June 30, 1997, the Company has Federal and California net operating loss carryforwards for tax purposes of approximately $41,635,000 and $6,899,000 which expire beginning fiscal year 1998 to 2012. The Company's ability to utilize the net operating loss carryforwards is dependent upon the ability to generate taxable income in future periods which may be limited due to future ownership changes as defined under Section 382 of the Internal Revenue Code of 1986. Utilization of Federal and California net operating losses may also be limited in any one year by alternative minimum tax rules.

7.   Stockholders' equity
     --------------------

     During the fiscal year ended June 30, 1995, 94,000 shares of the Company's Preferred Stock were converted into an aggregate of 470,000 shares of the Company's common stock in accordance with the terms of the Preferred Stock Agreements.

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

     In September 1982, the Company's shareholders approved a non-qualified stock option plan for the members of the Board of Directors (except the Company's president), independent contractors and key employees, whereby the eligible persons may be granted an option to purchase shares of the Company's common stock at less than the fair market value of the shares at the date of grant. A total of 250,000 shares are authorized under the plan. Under the Company's non-qualified stock option plan, certain options were granted at significantly less than the fair market value of the shares at the date of grant. In these instances, upon granting of the stock options, the difference between the option price and the fair market value of the shares granted was charged to deferred costs and subsequently amortized over the vesting period of the related options. There were no charges to compensation expense relating to non-qualified stock options for the years ended June 30, 1997, 1996 and 1995. The plan terminated by its terms on January 27, 1994.

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

     In July 1995, an officer of the Company was granted options to purchase an aggregate of 500,000 shares of common stock of the Company at a purchase price of $5.00 per share that vest upon certain performances by the Company. Under the option agreement, 300,000 of the options granted to him terminated by fiscal 1997.

     In August 1996, an officer of the Company was granted options to purchase an aggregate of 150,000 shares of common stock of the Company at a purchase price of $4.625 per share, which exercise price was reduced to 1 5/16 in April, 1997. Of the 150,000 shares, 75,000 shares vest upon certain performances by the Company. Under the option agreement, 40,000 of the options granted terminated in fiscal 1997.

     In April 1997, the Company granted a board member options for the purchase of 45,000 shares, at an exercise price of $1 5/16 per share, of which 25,000 are immediately exercisable and the remaining 20,000 become exercisable upon re-election to the Board at the Annual Meeting following the first anniversary of service as a director. These options replaced options previously granted in June 1996.

     In June 1996, the Company granted a board member options for the purchase of 40,000 shares at an exercise price of $7.00 per share, which exercise price was reduced to 1 5/16 in April, 1997, of which 20,000 are immediately exercisable and the remaining 20,000 become exercisable upon re-election to the Board at the Annual Meeting following the first anniversary of service as a director.

     In April 1997, the Company granted a board member options for the purchase of 40,000 shares at an exercise price of $1 5/16, of which 20,000 are immediately exercisable and the remaining 20,000 become exercisable upon re-election to the Board at the Annual Meeting following the first anniversary of grant.

     In June 1997, the Company granted to two board members options for the purchase of 40,000 shares at an exercise price of $1.00 per share, of which 20,000 are immediately exercisable and the remaining 20,000 become exercisable upon re-election to the Board at the Annual Meeting following the first anniversary of service as a director.

     In June 1997, the Company granted to an officer options for the purchase of 100,000 shares at an exercise price of $1.00 per share. The Company also granted options for the purchase of 200,000 shares that vest upon certain performance goals being obtained by the Company at an exercise price determined at the time of vesting.

     In June 1997, an officer of the Company was granted options to purchase 100,000 shares of common stock of the Company at $1.00 per share. The Company also granted options for the purchase of 400,000 shares that vest upon certain performances by the Company at exercise prices ranging from $2.00 to $5.00.

     FASB Statement 123 Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumption used for grants in 1996 and 1997: dividend yield of 0%; expected volatility of 30.7 percent; risk-free interest rates ranging from 5.8% to 6.5%; and expected lives ranging from 3 to 6 years. The weighted fair value of options granted in 1996 and 1997 was $2.06 and $.33.


     Under the accounting provisions of FASB Statement 123, the Company's net loss and losses per share is not materially different.

                                               June 30, 1997                  June 30, 1996
                                         Shares        Weighted Ave.       Shares     Weighted Ave.
                                          (000)       Exercise Price        (000)    Exercise Price
                                        ---------    ----------------     -------    --------------

Outstanding at beginning of year          485,000                4.87     200,000              1.72
Granted                                 1,115,000                1.86     585,000              5.33
Exercised                                                                 100,000              1.00
Forfeited                                 185,000                6.04     200,000              5.00
                                        ---------                         -------
Outstanding at end of year              1,415,000                2.74     485,000              4.87
                                        =========                         =======

Options exercisable at year end           410,000                1.44     130,000              3.53



                         Options        Outstanding              Number of
                         Number        Weighted Ave.        Options exercisable
                       Outstanding       Remaining              Exercisable
Exercise Prices        at 6/30/97     Contractual Life          at 6/30/97
---------------        -----------    ----------------      -------------------

    $1.00                330,000             3                    190,000
     1.31                235,000             3                    120,000
     2.00                250,000             3                          -
     2.44                100,000             3                    100,000
     5.00                500,000             3                          -
                      ----------                                  -------

                       1,415,000             3                    410,000

8.   Transactions with related parties
     ---------------------------------


     In addition to the transactions described elsewhere, the Company recognized in 1997, 1996 and 1995 legal expenses of approximately $42,000, $42,000 and $85,000, respectively, for services provided by a law firm in which a former director (until March 1995) and officer (until February 1993) of the Company is a partner. This firm has served as European legal and regulatory counsel to the Company since 1984.


     The Company also recognized in 1997, 1996 and 1995 legal expenses of approximately $528,000, $641,925 and $85,911, respectively for services provided by a law firm in which a current director of the Company is a partner.


     At June 30, 1997, the Company has short-term notes payable of $183,000 to its U.S distributor.(see Note 2)

9.   Fourth Quarter Adjustments
     --------------------------

     In the fourth quarter of fiscal 1997, the Company recorded an additional allowance of approximately $2.1 million against the June 30, 1997 accounts receivable balance. In conjunction with the planned termination of the distribution agreement with Stanson, the Company reevaluated the adequacy of the accounts receivable allowance and due to the recent cash receipts from Stanson, recorded the additional allowance. The Company recorded this allowance as a reduction of revenue for income statement purposes. The Company also recorded inventory reserves of approximately $441,000 due to the large quantity of inventory on hand at year end. In accordance with a recent independent valuation, the license rights have been written down by approximately $564,000 to fair value at June 30, 1997.

     In the fourth quarter of fiscal 1996, the Company recorded an additional provision of approximately $1.2 million against the June 30, 1996 accounts receivable balance from Stanson which are beyond the agreed upon payment terms. The Company recorded this provision as a reduction of revenues for income statement purposes. The Company also recorded inventory reserves of approximately $595,000 due to the large quantity of inventory on hand at year end.

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

     The Marksman Partners action is based on a contention that the Company's
         -----------------
     accounting for sales revenue, because of the nature of its distribution agreement with Stanson Marketing, Inc. overstated its revenues for fiscal (June 30) 1995 and for the September 30, 1995 quarter ($3 million and $10 million, respectively), which, the action claims, violated generally accepted accounting principles and the Federal securities laws. The complaint notes that Chantal Burnison sold 300,000 shares during the class period (the sales were actually made by CBD Pharmaceutical Corporation from approximate holdings of 1.3 million shares. Sales were made after consultation with the Company's legal counsel.) The complaint appears to rely on details of the contractual relationship with the distributor to contend that the revenues should not have been booked by the Company based on shipped orders from the distributor, since among other reasons, plaintiffs allege that Stanson, during the relevant time period, had the right to require the Company to purchase Stanson on a formula dependent on its income from the Company's products' sales, and the Company did not have a substantial history of selling through the distributor and the distribution system. The action seeks monetary damages in an unspecified amount. An amount sought on the basis stated in the complaint would be substantially in excess of the Company's current net worth.

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

     In addition, a derivative action based on many of the same contentions as made in Marksman has been filed against the Company and Chantal Burnison. The action, entitled Baruch Singer and Dorothea E. Wakefield vs. Chantal
                          ---------------------------------------------------
     Burnison, defendant, and Chantal Pharmaceutical Corporation, nominal
     --------------------------------------------------------------------
     defendant, was filed in the Superior Court of the State of California, the
     ---------
     County of Los Angeles, case No. BC 147327. In June 1997, the plaintiffs amended the complaint to assert a claim against the Company's former auditors, Coopers & Lybrand LLP, for negligence and professional malpractice arising out of Coopers & Lybrand's audit of the Company's fiscal year 1995 financial statements which are the subject of both the Marksman and Singer actions. Coopers & Lybrand's motion to dismiss the case
     --------     ------
     was denied.

     The Company has been a defendent in a lawsuit entitled Amado Institute,
                                                            ---------------
     Inc., an Arizona Corporation, Plaintiff, vs. Chantal Pharmaceutical
     -------------------------------------------------------------------
     Corporation, Defendants, U.S. Federal District Court, No. CIV 96-154-TUC-
     -----------------------
     RMB, in a dispute concerning the Company's rescission of an Arizona land transition. The Company, in September 1997, won its motion for summary judgment against the Plaintiff on all counts in this case. Although an appeal is possible by the Plaintiff, negotiations are in progress to obtain a waiver of the appeal.

     In October, 1996, the Company completed the sale of $5.25 million principal amount of 8% convertible debentures due December 31, 1998. The debentures were sold to investors qualifying as "non U.S. persons" in an offering completed under Regulation S. The debentures were convertible into shares of common stock of the Company as to one-third of the principal amount of each debenture after forty five (45) days from the date of issuance, an additional one-third after seventy-five (75) days from the date of issuance and the balance after ninety (90) days from the date of issuance. The conversion price is the lesser of $3.91 or 80% of the average closing bid price of the Company's common stock for the five business days immediately preceding the conversion date. The Company, in accordance with the terms of the debentures, notified those debenture holders exercising their conversion option for the first one-third of their debentures, that the Company intended to exercise its rights under the debenture to pay cash in lieu of such conversion and notified all debenture holders that it intended to also redeem the balance of the debentures for a negotiated purchase price. Such redemption was not completed. Were all the debentures converted as of the earliest date in accordance with the terms, the Company would have been required to issue approximately 3.5 million shares of common stock. Such number is in excess of the number of authorized but unissued shares available prior to the amendment of this Company's Certificate of Incorporation on July 18, 1997 following the Annual Meeting of Stockholders increasing the number of authorized shares of common stock to 50 million. Were the debentures converted at August 31, 1997, approximately 7.6 million shares would have been issuable based on the five day average price of approximately $.86 for the five trading days ended on that date. The Company is attempting to negotiate towards settlement of subject 1996 Regulation S offering.


     Three actions involving six investors have been commenced against the Company relating to this offering. Two of these actions which were consolidated were brought in Delaware - FT Trading v. Chantal
                                             ---------------------
     Pharmaceutical Corporation, Court of Chancery of the State of Delaware
     ---------------------------
     in and for New castle County, C.A. No. 15628-NC and Arbinter Omnivalor S.A.
                                                         -----------------------
     v. Chantal Pharmaceutical Corporation, Court of Chancery of the State of
     -------------------------------------
     Delaware in and for New Castle, C.A. No. 15788-NC - and one was brought in California - UFH Endowment Ltd. Ephram-Saghi and Ben Z. Katz v. Chantal
                  ----------------------------------------------------------
     Pharmaceutical Corporation and Chantal Burnison, United States District
     -----------------------------------------------
     Court, Central District of California, Western Division, Case No. CV 97-3118LGB (AJW). In each of the actions, the plaintiffs have sought to have all or a portion of their debentures converted and to recover damages and attorneys fees as set forth in the debentures.


     On September 9, 1997, FT Trading and Arbinter Omnivalor were granted partial summary judgement on the claims against the Company. Pursuant to the Court's Order entered September 17, 1997, the Company is required to issue to FT Trading, 48,484 shares of common stock relating to its conversion notice with respect to one-third of its debenture and to honor the immediate conversion of the remaining two-thirds, and to pay FT Trading an aggregate of $181,615 for unpaid interest and damages, and to also reimburse FT Trading for costs and expenses, including legal fees, relating to the action. The Company has not yet issued the shares and has not paid the interest and damages in accordance with the Court Order.

     Pursuant to the Court Order, the Company is required to issue to Arbinter Omnivalor 242,424 shares of Common Stock relating to its initial conversion notice with respect to one-third of each of its two debentures and to honor future conversions, and to pay Arbinter Omnivalor an aggregate of $396,741 for unpaid interest and damages, and to also reimburse Arbinter Omnivalor for costs and expenses, including legal fees relating to this action. The Company in compliance with in progress settlement negotiations with Arbinter Omnivalor, has issued the shares but has not paid the interest and damages in accordance with the Court Order. The Company, working with a consultant, is attempting to negotiate a final settlement with the investors of subject Court Orders.

     In the UFH Endowment, Ltd., Ephram-Saghi and Ben Z. Katz final case, the plaintiffs, alleged that the defendants violated federal and state law in connection with the debentures. Plaintiff UFH alleges that it
                                                      ---
     purchased debentures for $750,000, while plaintiffs Saghi alleges that he purchased debentures for $100,000, and plaintiff Katz alleges that he purchased debentures for $50,000. In September 1997, all parties to the UFH matter reached an agreement for settlement and resolution of the litigation. An executed Stipulation for Dismissal with prejudice was filed with the Court in exchange for the Company's issuing shares of the Company's common stock to the plaintiffs as consideration for the conversion of the plaintiffs' debentures and the simultaneous termination thereof.

     With respect to each of the foregoing actions, the likelihood of an unfavorable outcome and range of possible loss, if any, cannot be determined and accordingly no amounts are accrued for them at June 30, 1997, with the exception of FT Trading and Arbinter Omnivalor which have been accrued for at June 30, 1997.

11.  Subsequent Events
     -----------------

     On September 25 and 26, 1997, the Company issued an aggregate of 2,930,327 shares of its Common Stock upon conversion of $1,893,333 principal amount, an average of $.65 per share, of its 8% convertible debentures (See Note
     2). Had such conversion been affected at June 30, 1997, the Company would have had Stockholder's Equity on a proforma basis of $1,738,570. The proforma column appearing on the consolidated balance sheet gives effect at June 30, 1997 to the referenced conversion.

                                   PART  III
                                   ---------

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------  ---------------------------------------------
ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------


     Not applicable.



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------


The names, ages and positions of the directors and executive officers of the Company are as follows:

       NAME                      AGE                  POSITION
--------------------             ---   ---------------------------------------
Chantal Burnison                  46   Chairman of the Board and Chief
                                       Executive Officer(1)

Marc Dworkin                      51   President

Dr. Jeannie Wu                    35   Vice President and Director of Clinical
                                       Trial Development

Polly Bergen                      66   Director and Chief Operating Office

Joseph Dekama                     57   Executive Vice President

Yvette Lamprecht                  29   Chief Financial Officer

Joseph Daly                       79   Director

Dr. Norman Estrin                 58   Director

Dr. George Goldstein              64   Director

Robert Pinco                      53   Director

Gilbert D. Raker                  53   Director

Charles D. Strang                 76   Director



_________________

     All Directors are serving a current term which expires at the next annual meeting of stockholders, and until their successors are electe majority and qualified. All officers serve at the discretion of the board.


     Chantal Burnison is Chief Executive Officer and Chairman of the Board of Directors of the Company and Chantal Skin Care Corporation. She has served as Chief Executive Officer and Chairman of the Board of the Company since May 21, 1982, at which date the Company acquired from her family majority held company the licensing rights to the patents and safety and efficacy test data conducted to such date for the X-Andron synthetic anti-androgen compounds (including Cyoctol and Ethocyn) and the Metcyclor Family of cancercidal compounds. In May 1994, she became Chairman of the Board and Chief Executive Officer of the Company's 90% owned Chantal Skin Care Corporation subsidiary. In addition to being a corporate executive, Chantal Burnison is a chemist, biologist and attorney. She is co-inventor on the patents and patent applications and has co-authored numerous scientific medical publications. Prior to joining the Company, her employment experience included serving as a vice president and general legal counsel to a steel company, a partner in a Los Angeles based law firm specializing in corporate and commercial property law and as a chemist in plastics in private industry. She has, and continues to, serve as a director on the boards of several privately held corporations. Since 1980, Ms. Burnison has served as president of CBD Pharmaceutical Corporation, a company controlled by her and her family which is engaged in the development and marketing of products unrelated and not in competition with the business of the Company. See "Item 1, Business and Distribution Licensing Agreement" and "Item 13 - Certain Relationships and Related Transactions". She spends substantially all of her business time on the business of the Company.

     Mr. Marc Dworkin joined the Company in July 1995 and was elected President in August 1995. Mr. Dworkin has spent his business career in retail marketing, primarily in the chain drug industry. From 1988 until joining the Company, he was president of Sid's Get It For Less of Houston, Ohio. Between 1985 - 1987, Mr. Dworkin was the Senior Operating Executive of Carls Drug Company, Rome, New York. Between 1969-1985, Mr. Dworkin held numerous management positions at Revco Drug Store Incorporated, a NYSE public company based in Cleveland, Ohio. Mr. Dworkin's education and professional affiliations include a bachelors of arts in marketing from Michigan State University, and membership in Young Presidents Organization, American Marketing Association and American Management Association.

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

     Ms. Bergen became a director and Chief Operating Officer in June, 1997. From November 1996 to June 1997, she was a consultant to the Company, primarily with respect to product development and prospective marketing to department stores in North America. Ms. Bergen is an Emmy Award winning actress having won the Emmy for best actress for CBS-TV's "The Helen Morgan Story" and been twice nominated for best actress in the ABC mini-series "Winds of War" and "War and Remembrance." From 1965 to 1973, Ms. Bergen was President and Chief Executive Officer of Polly Bergen Cosmetics, which marketed a full line of skin care, make-up and fragrance products. Ms. Bergen served as the first woman director on Singer Corporation's Board of Directors. She is founder and former President of the National Business Council for Women, and a noted lecturer, author and recording artist. Ms. Bergen currently serves as a director or trustee of a number of charitable organizations, including The Martha Graham Dance Center and Cancer Care, Inc.

     Mr. DeKama joined the Company in June 1997 and serves as Executive Vice President of the Company and President of Chantal Skin Care, the Company's 90% owned subsidiary. Mr. DeKama has been a leader in the cosmetic and fragrance industry for more than 35 years. Mr. DeKama has held senior executive positions at several major health and beauty corporations, such as Faberge, and since 1979 has independently marketed and distributed nationally recognized cosmetic and fragrance brands in the U.S. and Canada.

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

     Mr. Daly became a director in June, 1997. He is the former Chairman of DDB Needham Worldwide, Inc., the international advertising agency ("DDB"), and the present Chairman Emeritus of DDB. Mr. Daly has served as Chairman of the Board of DDB from 1974 to 1986, and thereafter as Chairman of the Executive Committee of the Board.

     Norman F. Estrin, Ph.D., became a director in June 1996. Dr. Estrin is a 30 year veteran of the cosmetic industry. Dr. Estrin is President of Estrin Consulting Group, Inc., President and Chief Operating Officer of J&R Total Skin Care, Inc. and Senior Vice President of Discovery Pharmaceuticals Inc. He serves on the Board of Directors of these development stage companies . He is also a member of the Board of Trustees of the National Museum of Helath & Medicine Foundation. Dr. Estrin was senior Vice President - Science of the Cosmetic, Toiletry and Fragrance Association, where he served from 1968 to 1985. He joined the Health Industry Manufacturers Association in 1985 as Vice President - Science and Technology, a position he held until 1990.

     Dr. George Goldstein became a director in June 1996. Dr. Goldstein has served as a consultant to major pharmaceutical companies that include Aprex Corporation, Church and Dwight, Inc., Johnson and Johnson, Sterling Drug, Inc., Proctor and Gamble, Glaxo, Fisens, Smith Kline Beecham, and others. Dr. Goldstein presently is Executive Vice-President, Clinical Development, for Medeva Pharmaceuticals. For five years prior to joining Medeva, he was President, Director and Co-founder of a drug delivery firm, Pharmaceutical Discovery Corporation. From 1975 to 1990, he held several positions, including Corporate Vice President , Worldwide Medical and Regulatory Affairs, at Sterling Drug Inc., of New York, New York.

     Mr. Robert Pinco became a director in April 1992. Mr. Pinco is an attorney and licensed pharmacist. He is a partner and the Head of the Food and Drug Group of the Washington, D.C. law offices of Akin, Gump, Strauss, Hauer & Feld. Additionally, Mr. Pinco serves as an Adjunct Professor of Pharmacy Practice and Administrative Sciences and a member of the Board of Advisors at the University of Maryland. Between 1974-1977, Mr. Pinco was Director of the Over-the-Counter Drug Evaluation Division at the United States Food and Drug Administration
(FDA). Prior thereto, from 1972-1974, Mr. Pinco was an Assistant General Counsel with the White House Special Action Office for Drug Abuse Prevention and between 1969-1972 served as an Attorney with the Office of Chief Counsel, Bureau of Narcotics and Dangerous Drugs (now the Drug Enforcement Administration) of the Department of Justice and Assistant United States attorney for the District of Columbia. Akin, Gump, Strauss, Hauer & Feld serves as FDA legal counsel to the Company.

     Mr. Raker became a director in July, 1997. Since 1990, Mr. Raker has been the Chairman, President and Chief Executive Officer of Semiconductor Packaging Materials Co., Inc., a publicly held provider of materials and services for the microelectronic and semiconductor industries. From 1987 to 1990, he was Managing Director of the buy out firm Ditri Associates, Inc. Prior thereto, Mr. Raker held senior executive positions, including as chief executive officer and chief financial officer, with various public and non-public companies.

     Mr. Strang became a director in July, 1997. From November 1995 to the present, Mr. Strang has been retired. From January 1993 to January 1996, he was a director and Chairman of the Management Committee of Outboard Marine Corporation ("Outboard"), a marine products manufacturing company, and a consultant to Volvo-Panta, a subsidiary of Volvo, from November 1993 to November 1995. From January 1990 to January 1993, Mr. Strang was the Chairman of the Board of Outboard and served as Chairman of the Board and Chief Executive Officer from January 1982 to January 1990. From June 1966 to January 1982, he held a variety of positions at Outboard, as manager and executive officer.

ITEM 405 DISCLOSURE


     No directors, officers or beneficial owners of more than ten percent of the Company's Common Stock failed to file on a timely basis reports required by
Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------


SUMMARY COMPENSATION TABLE


     The following table shows, as to the Chief Executive Officer and as to each of the other two most highly compensated executive officers whose salary plus bonus exceeded $100,000 during the last fiscal year, information concerning all compensation paid for services to the Company in all capacities during the last three fiscal years.


                                                                                         Long Term
                                                Annual Compensation                    Compensation
                                     --------------------------------------------   ---------------------
                                                                     Other Annual   Securities Underlying
Name and Principal Position          Year   Salary          Bonus    Compensation      Options/SARS (1)
---------------------------          ----   -------         ------   ------------   ---------------------

Chantal Burnison                     1997   290,000(2)
  Chief Executive Officer            1996   266,997(2)       5,000
                                     1995   200,769(2)

Marc Dworkin (3)                     1997   180,000
  President                          1996   153,946         25,000         18,000          500,000 shares
                                     1995

Yvette Lamprecht (4)                 1997   100,615                                        150,000 shares
  Chief Financial Officer

(1) All numbers reflect the number of shares of Common Stock subject to options granted during the fiscal year.
(2) Includes $200,000, $107,692 and $90,000 received as compensation from Chantal Skin Care Corporation.
(3) Mr. Dworkin provided consulting services in early fiscal 1996 and then joined the Company as an officer in August 1995.
(4) Ms. Lamprecht joined the Company in fiscal 1997.

          The amount of compensation paid or distributed during the last fiscal year and not described above with respect to any individual named in the Summary Compensation Table did not exceed the lesser of $25,000 or 10% of the compensation table for such person.


OPTIONS GRANTS IN LAST FISCAL YEAR


          The following table sets forth certain information regarding grants of stock options made during the fiscal year ended June 30, 1997 to the executive officers named in the Summary Compensation Table.


                       OPTION GRANTS IN LAST FISCAL YEAR

                                     Percent of
                                   Total Options
                     Number of       Granted to     Exercise or
                      Options       Employees in    Base Price    Expiration
     Name             Granted       Fiscal Year      Per Share       Date
----------------     ----------    -------------    -----------   ----------

Yvette Lamprecht     (1) 150,000        16%             1.31        6/30/01

(1) In August 1996, the Company granted Yvette Lamprecht options to purchase an aggregate of 150,000 shares of common stock of the Company at a purchase price of 4.625 per share, which exercise price was reduced to 1 5/16 in April, 1997 of which 55,000 are vested and 75,000 of these options vest upon certain performance goals being obtained by the Company. Under the option agreement, 40,000 of the options granted terminated in fiscal 1997.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION VALUES (1)


                                                     Number of           Value of All Unexercised
                                                 Unexercised Options        In-the-Money Options
                        Shares                   at Fiscal Year-End        at Fiscal Year End (1)
                       Acquired      Value     -------------------------   -------------------------
       Name           on Exercise   Realized   Exercisable/Unexercisable   Exercisable/Unexercisable
-------------------   -----------   --------   -------------------------   -------------------------

Yvette Lamprecht            -          -             55,000/55,000                  $0/$0

(1) Based upon the last reported sale price of the Common Stock on NASDAQ National Market System on June 30, 1997.


COMPENSATION OF DIRECTORS


     In June 1996, the Company granted Dr. Goldstein options for the purchase of 40,000 shares at an exercise price of $7.00 per share, which exercise price was reduced to 1 5/16 in April, 1997, of which 20,000 are immediately exercisable and the remaining 20,000 become exercisable upon re-election to the Board at the Annual Meeting following the first anniversary of service as a director.


     In April 1997, the Company granted Dr. Estrin options for the purchase of 45,000 shares, at an exercise price of $1 5/16 per share, of which 25,000 are immediately exercisable and the remaining 20,000 become exercisable upon re-election to the Board at the Annual Meeting following the first anniversary of service as a director. These options replaced options previously granted to Dr. Estrin in June 1996.


     In April 1997, the Company granted Mr. Pinco options for the purchase of 40,000 shares at an exercise price of $1 5/16, of which 20,000 are immediately exercisable and the remaining 20,000 become exercisable upon re-election to the Board at the Annual Meeting following the first anniversary of grant.


     In June 1997, the Company granted Joseph Daly options for the purchase of 40,000 shares at an exercise price of $1.00 per share, of which 20,000 are immediately exercisable and the remaining 20,000 become exercisable upon re-election to the Board at the Annual Meeting following the first anniversary of service as a director.


     In June 1997, the Company granted to Polly Bergen options for the purchase of 100,000 shares at an exercise price of $1.00 per share. The Company also granted options to Polly Bergen for the purchase of 200,000 shares that vest upon certain performances by the Company at an exercise price determined at the time of vesting.


     In July 1997, the Company granted to each of Gil Raker and Charles Strang options for the purchase of 40,000 shares at an exercise price of $1.1875 per share, of which 20,000 are immediately exercisable and the remaining 20,000 become exercisable upon re-election to the Board at the Annual Meeting following the first anniversary of service as a director.

ITEM 12.  PRINCIPAL STOCKHOLDERS
--------  ----------------------


     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, as of August 31, 1997, based on 18,190,516 shares outstanding, (i) by each of the Company's directors, (ii) all directors and officers of the Company as a group and (iii) by each person believed by the Company to own beneficially more than 5% of its outstanding shares of Common Stock:


        Name and Address            Number of Shares Owned    Percentage of Class
        ----------------            ----------------------    -------------------
Chantal Burnison*                      1,312,103 (1)                   7.2

Polly Bergen *                           100,000 (2)                    (3)

Joseph Daly *                             20,000 (2)                    (3)

Robert Pinco*                             40,000 (2)                    (3)

Norman Estrin*                            45,000 (2)                    (3)

George Goldstein *                        42,000 (2)                    (3)

Gilbert Raker *                           26,000 (2) (4)                (3)

Charles Strang *                          37,500 (2)                    (3)

CBD Pharmaceutical Corporation
  147 E. Liberty Street
  Reno, NV  89501                      1,209,503 (1)                   6.6

Buchanan Fund Limited/Buchanan
Partners Limited                       2,898,551 (5)                  13.7

All Directors and Officers             1,728,603 (1)                   9.3
as a group (11 persons)

------------------
* The address of each director is c/o Chantal Pharmaceutical Corporation, 12901 West Jefferson Boulevard, Los Angeles, California 90066.

(1) Includes 1,209,503 shares beneficially owned by CBD, which is controlled by Ms. Burnison and certain members of her family.


(2)  Includes shares issuable upon exercise of currently exercisable options.

(3)  Less than one percent.


(4) Includes 1,000 shares owned by Mr. Raker's wife and 1,000 shares owned by Mr. Raker's daughter as to which he disclaims beneficial ownership.


(5) Buchanan Fund Limited/Buchanan Partners Limited ("Buchanan") is the holder of $2 million principal of the Company's 8% convertible debentures which are currently convertible into common stock of the Company. Buchanan has filed a schedule 13D dated July 11, 1997 stating that if the entire amount of the principal of the debenture was converted it would own more than 5% of the outstanding common stock of the Company. The shares listed as number of shares owned, assumes a conversion of the entire principal amount based on a market price at August 31, 1997. As of September 26, 1997, $660,000 of the debentures have been converted at $.80 per share. See Management's Discussion & Analysis and Note 2 to the financial statements.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------


     In May 1982, the Company acquired a license for the exclusive manufacturing and marketing rights to the X-Andron family of compounds (including Cyoctol and Ethocyn) and Metcyclor compounds and all derivatives and isometric families thereof from CBD Pharmaceutical Corporation, which is controlled by Chantal Burnison and her family, in exchange for 2,614,500 shares of the Company's Common Stock and an agreement to pay an aggregate royalty of (i) 8% of the wholesale price of all licensed compounds manufactured and sold directly by the Company to the wholesale or retail markets; and (ii) 8% of all revenues derived by the Company from royalty or other sales-based compensation pursuant to any sub-license, joint venture or other marketing or development agreement between the Company and any other party with respect to the licensed compounds. The term of the Company's license from CBD Pharmaceutical Corporation is equal to the period during which any of such compounds are protected under any patent rights which may issue from the United States Patent Office. Total royalty expense under such royalty arrangement with CBD was $414 for the year ended June 30, 1993. No royalty expense was recorded for the years ended June 30, 1994 and 1995. As of June 30, 1993, the Company had accrued liabilities of $19,159 for unpaid royalties pursuant to this agreement. The obligation to make payments to CBD Pharmaceutical Corporation with respect to Ethocyn-based cosmetics products was assumed by Chantal Skin Care in connection with the License Agreement between the Company and Chantal Skin Care. In July 1994 and in conjunction with Ethocyn U.S. and international marketing negotiations then in progress, CBD Pharmaceutical Corporation agreed with the Company and Chantal Skin Care to terminate the 8% royalty obligation, effective August 1, 1994, and in lieu thereof, to accept from the Company 300,000 shares of its common stock and from Chantal Skin Care 300,000 shares of its common stock.


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


     At various times during July 1, 1997 to September 29, 1997, Ms. Burnison loaned an aggregate of $310,104 to the Company. The loans bear interest at prime + 1 percent per annum. The loans are payable upon demand.

                                    PART IV
                                    -------



ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES,
--------  ------------------------------------------
          AND REPORTS ON FORM 8-K
          -----------------------



     A.  EXHIBITS: See Exhibit List attached to this Annual Report on Form 10-K.


     B.  FINANCIAL STATEMENTS:


         Reports of Independent Certified Public Accountants


         Consolidated Balance Sheets
         June 30, 1997 and 1996


         Consolidated Statements of Operations
         Years Ended June 30, 1997, 1996 and 1995


         Consolidated Statements of Stockholders' Equity
         Years Ended June 30, 1997, 1996 and 1995


         Consolidated Statements of Cash Flows
         Years Ended June 30, 1997, 1996 and 1995


         Notes to Consolidated Financial Statements


     C.  FINANCIAL STATEMENT SCHEDULE:


         Schedule II - Valuation and Qualifying Accounts for the years ended June 30, 1997, 1996 and 1995.


         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


     D.  REPORTS ON 8-K:


         None.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 29, 1997



                              CHANTAL PHARMACEUTICAL CORPORATION
                                        (Registrant)



                                By /s/ Chantal Burnison
                                  ---------------------
                                  Chantal Burnison
                                  Chairman of the Board
                                  and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


         Signature and Title                      Date
         -------------------                      ----



     /s/ Chantal Burnison                   September 29, 1997
     --------------------------
     Chantal Burnison
     Chairman of the Board
     and Chief Executive Officer
     (Principal Executive Officer)



     /s/ Yvette Lamprecht                   September 29, 1997
     --------------------------
     Yvette Lamprecht
     Chief Financial Officer
     (Principal Financial Officer)



     /s/ Polly Bergen                        September 29, 1997
     --------------------------
     Polly Bergen
     Director and Chief Operating Officer



                                             September   , 1997
     --------------------------
     Joseph Daly
     Director



     /s/ Robert Pinco                        September 29, 1997
     --------------------------
     Robert Pinco
     Director

     /s/ Norman Estrin                       September 29, 1997
     --------------------------
     Norman Estrin
     Director


     /s/ George Goldstein                    September 29, 1997
     --------------------------
     George Goldstein
     Director


     /s/ Gilbert Raker                       September 29, 1997
     --------------------------
     Gilbert Raker
     Director


     /s/ Charles Strang                      September 29, 1997
     --------------------------
     Charles Strang
     Director

                                                                     SCHEDULE II



                       CHANTAL PHARMACEUTICAL CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED JUNE 30, 1995, 1996 AND 1997

                                      Balance at
                                      beginning                              Balance at
Classification                         of year     Additions    Deductions   end of year
--------------                        ----------   ----------   ----------   -----------

FOR THE YEAR ENDED JUNE 30, 1995

 Allowance for sales returns                   -   $   90,216            -    $   90,216

FOR THE YEAR ENDED JUNE 30, 1996

 Allowance for sales returns              90,216    1,516,692            -     1,606,908

 Inventory obsolescence reserve                -      595,408            -       595,408

FOR THE YEAR ENDED JUNE 30, 1997

 Allowance for sales returns           1,606,908    3,425,655            -     5,032,563

 Inventory obsolescence reserve          595,408      392,985            -       988,393


                                 EXHIBIT INDEX


Incorporated by        Exhibit
Reference to:          Number                                  Exhibits                           Page
--------- ---          -------                                 -------                            -----
(1)-Exhibit 3.1A      3.1                 Certificate of Incorporation                              --

(12)   *              3.2                 By-laws                                                   --

(4)-Exhibit 3.2A      3.3                 Amendment to the Certificate of Incorporation
                                          dated March 24, 1987                                      --

(7)-Exhibit 3.4       3.4                 Amendment to the Certificate of Incorporation
                                          dated April 30, 1992                                      --

   *                  3.4.1               Amendment to Certificate of Incorporation
                                          dated July 18, 1997                                       --

(8)-Exhibit 3.5       3.5                 Certificate of Designation, Preferences and Rights
                                          of Series B Voting Convertible Preferred Stock
                                          Dated July 28, 1993                                       --

(10)Exhibit 3.6       3.6                 Amended Certificate of Designation, Preferences and
                                          Rights of Series B Voting Convertible Preferred Stock
                                          Dated November 22, 1993                                   --

(12)Exhibit 3.7       3.7                 Certificate of Designations Preferences and Rights of
                                          Series C Voting Convertible Preferred Stock dated
                                          August 2, 1995                                            --

(1)-Exhibit 10.4      10.1                Amended and Restated License Agreement between
                                          CBD Pharmaceutical Corporation and CBD, Inc.              --

(1)-Exhibit 10.5      10.2                Amended and Restated License Agreement between
                                          CBD Pharmaceutical Corporation and the Registrant         --

(1)-Exhibit 10.9      10.3                Registrant's Incentive Stock Option Plan                  --

(1)-Exhibit 10.10     10.4                Registrant's Non-Qualified Stock Option Plan              --

(2)-Exhibit 10.12     10.5                Copy of lease between Registrant and Search
                                          Wilshire Brentwood Plaza Limited Partnership.             --

(3)-Exhibit 10.16     10.6                Agreement with National Cancer
                                          Institute dated October 19, 1986                          --

(4)-Exhibit 10.21     10.7                Distribution Agreement with Leca,
                                          S.A., dated as of October 5, 1987.                        --

(5)-Exhibit 10.24     10.8                Copy of sub-lease between the Registrant
                                          and Phoenix Marketing Group, Inc.                         --

(6)-Exhibit 10.26     10.9                Research, Development and Distribution
                                          Agreement with Investors, represented
                                          by Trustee, Dr. Urs Wehinger dated
                                          as of August 10, 1989                                     --

(6)-Exhibit 10.27     10.10               License agreement with Chi Fu Trading
                                          Company dated as of January 11, 1989                      --

(6)-Exhibit 10.28     10.11               License agreement with Kolon Industries,
                                          Incorporated dated as of June 12, 1989                    --

                                 EXHIBIT INDEX

                                  (Continued)


Incorporated by        Exhibit
Reference to:          Number                                  Exhibits                           Page
--------- ---          -------                                 -------                            -----

(7)-Exhibit 10.17      10.13              Amendment to the License Agreement between the
                                          Registrant and CBD Pharmaceutical Corporation             --

(9)-Exhibit 10.1       10.14              Agreement for Issuance/Stock by and between
                                          the Registrant and Cyto Skin Care Corporation
                                          (name changed in August 1994 to Chantal
                                          Skin Care Corporation) dated
                                          March 15, 1994                                            --

(9)-Exhibit 10.2       10.15              License Agreement by and between the Registrant
                                          and Cyto Skin Care Corporation (name changed in
                                          August 1994 to Chantal Skin Care Corporation) dated
                                          March 15, 1994                                            --

(10)-Exhibit 10.21     10.16              Second Amendment to License Agreement between
                                          the Registrant, CBD Pharmaceutical Corporation and
                                          Chantal Skin Care Corporation dated October 17, 1994      --

(11)Exhibit 10.22      10.17              Employment Agreement between the Registrant
                                          and Lawrence J. Brady, dated as of March 7, 1995          --

(11)Exhibit 10.23      10.18              Lease dated May 1, 1995 between the Registrant
                                          and A.D. Clark, Inc.                                      --

(12)Exhibit 10.19      10.19              Agreement dated June 29, 1995 between the
                                          Registrant and Stanson Marketing, Inc.                    --

(13)Exhibit 10.20      10.20              Amendment to agreement dated June 29, 1995 between the
                                          Registrant and Stanson Marketing, Inc.                    --

          *            10.21              Employment Agreement between the Registrant and Yvette
                                          Lamprecht, dated August 15, 1996.                          +

          *            10.22              Employment Agreement between the Registrant and Joseph
                                          DeKama, dated June 6, 1997.                                +

          *            10.23              Employment Agreement between the Registrant and Polly
                                          Bergen, dated June 17, 1997.                               +

          *            21                 Listing of Subsidiaries                                   --

          *            27                 Financial Data Schedule                                   --

---------------------
*    Filed herewith.

+    Compensation Agreement.

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