Form 10-Q
period 1997-09-30
CHANTAL PHARMACEUTICAL CORP
filed 1997-11-14
CIK 721408

-------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1997

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ___________ to ___________.

                        Commission File Number 0-13304

                      CHANTAL PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                            22-2276346
 (State or other jurisdiction of)                            (I.R.S. Employer
  incorporation or organization                             Identification No.)

250 West 57th Street, Suite 2232, New York, New York              10017
 (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (212) 333-2465

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No ___

    The number of shares of Common Stock, $.01 par value, outstanding as of November 14, 1997 was 25,161,354.
-------------------------------------------------------------------------------

                       CHANTAL PHARMACEUTICAL CORPORATION

                               INDEX TO FORM 10-Q


PART I:   FINANCIAL INFORMATION (UNAUDITED)                          PAGE NUMBER
------------------------------------------------------               -----------
          Item 1--Financial Statements

          Consolidated Balance Sheets as of September 30, 1997
           and June 30, 1997..........................................      3

          Consolidated Statements of Operations for the three months
           ended September 30, 1997 and September 30, 1996............      4

          Consolidated Statements of Cash Flows for the three months
           ended September 30, 1997 and September 30, 1996............      5

         Notes to Consolidated Financial Statements...................      6

         Item 2  Management's Discussion and Analysis
                 of Financial Condition and Results of Operations.....      9

Part II: Other Information

         Item 1--Legal Proceedings....................................     11

         Item 4--Submission of Matters to a Vote of Security Holders..     11

         Item 5--Other Information....................................     11

         Item 6--Exhibits and Reports on Form 8-K.....................     11

         Signatures....................................................    12

                         ITEM 1. FINANCIAL STATEMENTS

                       CHANTAL PHARMACEUTICAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                              PROFORMA
                                                                       SEPTEMBER 30,        SEPTEMBER 30,       JUNE 30,
ASSETS                                                                     1997                 1997              1997
------                                                               -----------------      -------------     -----------
                                                                      ( UNAUDITED )            (Note 4)
Current assets
  Cash and cash equivalents..........................................    $   120,644                          $   150,587
  Short-term investment..............................................         23,883                               23,883
  Accounts receivable, trade, net....................................        618,133                              796,762
  Inventory, net.....................................................      2,631,684                            2,904,723
  Prepaid expenses and other current assets..........................        330,591                              203,248
                                                                        ------------        -------------   -------------
    Total current assets.............................................      3,724,935                            4,079,203

Long-term inventory..................................................      2,784,359                            2,832,822

Property and equipment, net of accumulated depreciation..............        705,239                              783,014
License rights, net of accumulated amortization of $190,664 and $0...      5,609,336                            5,800,000

Patents and trademarks, net of accumulated amortization of
  $68,918 and $67,194................................................         48,196                               49,920
Prepaid royalties, net of accumulated amortization of
  $218,203 and $196,969............                                          631,172                              652,406
Deposits and other assets............................................        569,797                              684,272
Organization cost, net of accumulated amortization of
  $94,170 and $86,322.................................................        62,780                               70,628
                                                                        ------------        -------------   -------------
    TOTAL ASSETS......................................................   $14,135,814                          $14,952,265
                                                                        ------------        -------------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable....................................................    $5,622,508                          $ 5,438,600
  Accrued liabilities.................................................     2,533,107                            2,294,013
  Royalties payable...................................................       652,668                              652,668
  Current portion of long-term capital lease obligation...............        44,200                               47,653
  Short-term note payable to distributor..............................       265,000                              183,000
  Related party note payable..........................................       346,079                                   --
  Short-term borrowings...............................................        76,579                               41,465
                                                                        ------------        -------------   -------------
    Total current liabilities.........................................     9,540,141                            8,657,399

Long term liabilities
  Capital lease obligation, less current portion......................       276,134                              289,014
  Convertible Debentures..............................................     3,356,667            1,873,334       5,250,000
                                                                        ------------        -------------   -------------
    Total liabilities.................................................    13,172,942           11,689,609      14,196,413
Commitments and contingencies
  Minority interest...................................................       844,121                              910,615
Stockholders' equity
  Preferred stock, $.10 par value; 1,000,000 shares authorized;
   500,000 Preferred Series C shares issued and outstanding
   Liquidation preference of $500,000.................................        50,000                               50,000
  Common stock, $.01 par value; 50,000,000 shares authorized;
   21,120,843 and 18,190,516 shares issued and outstanding at
   September 30, 1997 and June 30, 1997...............................       211,208              250,793         181,905

  Additional paid-in capital-preferred stock..........................     2,204,000                            2,204,000
  Additional paid-in capital-- common stock...........................    54,068,890           55,512,638      52,204,860
  Accumulated deficit.................................................   (56,415,347)                         (54,795,528)
                                                                        ------------        -------------   -------------
    Total stockholders' equity........................................       118,751            1,602,084        (154,763)
                                                                        ------------        -------------   -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................   $14,135,814        $  14,135,814  $   14,952,265
                                                                        ------------        -------------   -------------
                                                                        ------------        -------------   -------------

                             See accompanying notes.

                       CHANTAL PHARMACEUTICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

    For the three months ended September 30, 1997 and September 30, 1996
                                 (unaudited)

                                                                                           THREE MONTHS ENDED
                                                                                              SEPTEMBER 30
                                                                                      ----------------------------
                                                                                          1997           1996
                                                                                      -------------  -------------

Revenues:
  Product sales, net................................................................  $     902,201  $   1,829,006
  License fees and other income.....................................................         17,379         80,630
                                                                                      -------------  -------------
    Total revenues..................................................................        919,580      1,909,636
  Costs of goods sold...............................................................        459,176        328,163
                                                                                      -------------  -------------
Gross profit........................................................................        460,404      1,581,473

  Marketing and other expenses related to cosmetic line.............................        725,675      1,874,509
  General and administrative........................................................      1,078,033      1,625,014
  Amortization of license rights....................................................        211,897        229,723
  Research and development..........................................................          8,956          2,344
                                                                                      -------------  -------------
Loss from operations................................................................     (1,564,157)    (2,150,117)

Other income (expense):
  Interest income...................................................................          1,435          1,382
  Interest expense:.................................................................       (123,591)       (26,933)
                                                                                      -------------  -------------
  Loss before minority interest.....................................................     (1,686,313)    (2,175,668)
    Minority interest...............................................................         66,494        120,569
                                                                                      -------------  -------------
Net loss............................................................................  $  (1,619,819) $  (2,055,099)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Net loss per share..................................................................  $        (.09) $       (0.11)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Weighted average shares outstanding.................................................     18,385,871     18,190,516
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                              See accompanying notes.

                       CHANTAL PHARMACEUTICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

    For the three months ended September 30, 1997 and September 30, 1996
                                   (unaudited)

                                                                                           THREE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                      ----------------------------
                                                                                          1997           1996
                                                                                      -------------  -------------
  Cash flows from operating activities:
  Net loss..........................................................................  $  (1,619,819) $  (2,055,099)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization...................................................        418,426        304,686
    Allowance for sales return.....................................................       1,009,962        --
    Minority interest...............................................................        (66,494)      (120,569)
    Changes in operating assets and liabilities:
      Accounts receivable, trade....................................................       (831,333)       422,847
      Inventory.....................................................................        321,502       (180,321)
      Prepaid expenses..............................................................       (127,343)      (324,934)
      Other assets..................................................................       --                1,588
      Accounts payable and accrued liabilities......................................        423,002      1,459,934
                                                                                      -------------  -------------
Net cash used in operating activities...............................................       (472,097)      (491,868)
                                                                                      -------------  -------------
Cash flows from investing activities:
  Additions to property and equipment...............................................         (4,706)       (12,576)
                                                                                      -------------  -------------
Cash flows from financing activities:
  Proceeds from issuance of short-term debt/notes payable from distributor..........        167,851        559,917
  Payments on short-term borrowings.................................................        (50,737)       (67,037)
  Payments on capital lease obligation..............................................        (16,333)       (16,038)
  Proceeds from issuance of related party note payable..............................        346,079       --
                                                                                      -------------  -------------
Net cash provided by financing activities...........................................        446,860        476,842
                                                                                      -------------  -------------
Net increase (decrease) in cash and cash equivalents................................        (29,943)       (27,602)
Cash and cash equivalents:
  At beginning of period............................................................        150,587        305,668
                                                                                      -------------  -------------
  At end of period..................................................................  $     120,644  $     278,066
                                                                                      -------------  -------------
                                                                                      -------------  -------------

Supplemental non-cash flow information: See Note 3

                            See accompanying notes.

                CHANTAL PHARMACEUTICAL CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (unaudited)

NOTE 1 - GENERAL

The accompanying consolidated financial statements of Chantal Pharmaceutical Corporation (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of its operations for the three months ended September 30, 1997 and 1996 and the cash flows for the three months ended September 30, 1997 and 1996 have been included. The results of operations for the interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

Revenue is recognized upon shipment to Stanson Marketing, Inc. ("Stanson"), the Company's U.S. distributor, with respect to products which were not distributed on an autoship basis, and revenue is recognized with respect to products distributed on an autoship basis upon sale by Stanson to its customers. On November 21, 1995, the Company, exercising its June 29, 1995 Distribution Agreement contractual right, notified Stanson that all future sales of Ethocyn products by Stanson were to be autoship. Accordingly, the Company considers all products shipped to Stanson after November 21, 1995 as being subject to distribution on an autoship basis. This revenue recognition policy complies with FASB 48 "Revenue Recognition when Right of Return Exists". In September 1997, the Company, in addition to sales through Stanson, commenced selling, with the consent of Stanson, directly to certain retailers.

Principles of consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its 90% owned subsidiary, Chantal Skin Care Corporation ("Chantal Skin Care"). All significant intercompany accounts and transactions have been eliminated.

Net loss per share

The computation of net loss per share for the three month period ended September 30, 1997 and 1996 are based on the weighted average number of common and common equivalent shares outstanding. When dilutive, stock options, warrants and convertible Preferred Stock are included as share equivalents using the treasury stock method. Primary and fully diluted earnings per share are the same for each of the periods presented.

NOTE 2 - LITIGATION

The Company and Chantal Burnison are defendants in an action titled Marksman Partners, L.P., on behalf of itself and all others similarly situated vs Chantal Pharmaceutical Corporation and Chantal Burnison, filed on February 7, 1996 in the United States District Court, Central District of California, Western Division, Case No. 96-0872. This action is a securities class action on behalf of all persons who purchased or otherwise acquired the common stock of the Company between July 10, 1995 and January 5, 1996, inclusive.

The Marksman Partners action is based on a contention that the Company's accounting for sales revenue, because of the nature of its distribution agreement with Stanson Marketing, Inc. overstated its revenues for fiscal (June 30) 1995 and for the September 30, 1995 quarter ($3 million and $10 million, respectively), which , the action claims, violated generally accepted accounting principles and the Federal securities laws. The complaint notes that Chantal Burnison sold 300,000 shares during the class period (The sales were actually made by CBD Pharmaceutical Corporation from approximate holdings of 1.3 million shares.) The complaint appears to rely on details of the contractual relationship with the distributor to contend that the revenues should not have been booked by the Company based on shipped orders from the distributor, since among other reasons, plaintiffs allege that Stanson, during the relevant time period, had the right to require the Company to purchase Stanson on a formula dependent on its income from the Company's products' sales, and the Company did not have a substantial history of selling through the distributor and the distribution system. The action seeks monetary damages in an unspecified amount. An amount sought on the basis stated in the complaint would be substantially in excess of the Company's current net worth.

The Company believes its financial reports were correctly presented under generally accepted accounting principles. A motion to dismiss the Marksman Partners action was denied, and pre-trial discovery in the Marksman Partners action has commenced. The Company is defending itself against the claims asserted in the litigation.

In addition, a derivative action based on many of the same contentions as made in Marksman has been filed against the Company and Chantal Burnison. The action, entitled Baruch Singer and Dorothea E. Wakefield vs. Chantal Burnison, defendant, and Chantal Pharmaceutical Corporation, nominal defendant, was filed in the Superior Court of the State of California, the County of Los Angeles, case No. BC 147327. In June 1997, the plaintiffs amended the complaint to assert a claim against the Company's former auditors, Coopers & Lybrand LLP, for negligence and professional malpractice arising out of Coopers & Lybrand's audit of the Company's fiscal year 1995 financial statements which are the subject of both the Marksman and Singer
actions.   Coopers & Lybrand's motion to dismiss the case was denied.

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

Certain investors have commenced action against the Company relating to this offering. The Company has honored all conversions tendered by investors to date, and settled all pending litigation arising out of this offering, except for the settlement of approximately $16,000 of liquidated damages and an as yet unspecified amount of attorneys fees and costs awarded to one investor.

NOTE 3 - CONVERTIBLE DEBENTURES

In September 1997, the Company issued an aggregate of 2,930,327 shares of its Common Stock upon conversion of $1,893,333 principal amount, an average of $.65 per share, of its 8% convertible debentures. (See Note 2)

NOTE 4  - SUBSEQUENT EVENTS

In October and November 1997, the Company issued an aggregate of 3,958,451 shares of its Common Stock upon conversion of $1,483,333 principal amount, an average of $.37 per share, of its 8% convertible debentures (see Note 2).
Had such conversion been affected at September 30, 1997, the Company would have had Stockholder's Equity of $1,602,084. The proforma column appearing on the Consolidated Balance Sheet gives effect at September 30, 1997 to the referenced conversion.

                       CHANTAL PHARMACEUTICAL CORPORATION
Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Under the Company's revenue recognition policy adopted with respect to the fiscal year ended June 30, 1996, relating to sales by the Company to its U.S. distributor, Stanson Marketing, Inc. ("Stanson"), revenue is recognized upon shipment to Stanson with respect to products which were not distributed on an autoship basis, and revenue is recognized with respect to products distributed on an autoship basis upon sale by Stanson to its customers. The Company considers all products shipped to Stanson after November 21, 1995 as being subject to distribution on an autoship basis. This revenue recognition policy complies with FASB 48 "Revenue Recognition when Right of Return Exists". In September 1997, the Company, in addition to sales through Stanson, commenced selling, with the consent of Stanson, directly to certain retailers.

Accordingly, for the three months ended September 30, 1996 and 1997 revenue from Stanson consisted of products to be distributed on an auto-ship basis and were recognized upon sale by Stanson to its customers.

Revenues are primarily comprised of the Company's sales of Ethocyn-based Chantal skin care products. Net revenues for the three months ended September 30, 1997 decreased to $919,580 from $1,909,636 for the three months ended September 30, 1996. Revenue for the quarter ended September 30, 1997 includes approximately $932,000 established as an allowance against accounts receivable from Stanson that are beyond the agreed upon payment terms corresponding to a portion of the accounts receivable owed to Stanson by its customers. Revenue, before the allowance, were approximately $1,851,000. The Company also considered recent cash receipts collected in estimating the reserve. However, the amount the Company ultimately collects could differ materially from the amount estimated.

Cost of goods sold as a percentage of revenues from product sales during the three months ended September 30, 1997 was 50% of revenues as compared with 17% of revenues for the three months ended September 30, 1996. The increase in cost of goods sold as a percentage of revenues is primarily due to sales reserves, as described above, of approximately $932,000 which negatively effected cost of sales as a percentage of revenue and a change in product mix.

Marketing and other expenses related to cosmetic sales decreased 61% to $725,675 in the three months ended September 30, 1997 compared to $1,874,509 in the three months ended September 30, 1996. These expenses resulted from the marketing and promoting of the Ethocyn-based skin care products and decreased from the prior period primarily due to decrease in Ethocyn product advertising expenditures of approximately $515,000 and decrease in promotional expenditure of approximately $508,000 as compared to the prior year period.

General and administrative expenses decreased 34% to $1,078,033 for the three months ended September 30, 1997 compared to $1,625,014 for the three months ended September 30, 1996. This is primarily due to a decrease in legal professional services of approximately $564,000 as compared to the prior year period.

Interest expense increased for the three months ended September 30, 1997 as compared with the three months ended September 30, 1996 primarily due to the addition of $5.25 million of 8% convertible debentures in October 1996.

There is no income tax benefit for the three months ended September 30, 1997. The deferred tax assets as of September 30, 1997, has a 100% valuation allowance as management cannot determine if it is more likely than not that the deferred tax assets will be realized.

LIQUIDITY AND CAPITAL RESOURCES

The Company is experiencing a severe cash flow shortage. The Company is dependent on cash generated by telemarketing sales and payments by Stanson Marketing, Inc., the Company's U.S. distributor, from its collection of accounts receivable relating to Chantal's Skin Care products. Both telemarketing sales and sales at retail are highly dependent on advertising, and the Company's ability to fund broad based advertising has been limited by the lack of available cash. The Company has been funding advertising on a limited basis, including most recently on the "Imus in the Morning" radio show syndicated throughout the country, and believes that the response to this advertising has been excellent, and consistent with retail product sell through results from prior advertising.

Management has been concentrating its efforts on achieving a termination agreement with Stanson and to negotiating with the holders of convertible debentures issued October 1996 under Regulation S to complete the conversion of all outstanding debentures. One of the obstacles to concluding an agreement with Stanson has been a determination of the number of shares to be outstanding based on the conversion of the convertible debentures. Management believes that the Company will be able to complete a termination agreement with Stanson in the near future on terms more favorable to the Company than previously announced. Pending such termination agreement, the Company has been distributing, with Stanson's consent, its products directly to certain retailers and expects that substantially all revenues for the three months ending December 31, 1997 will reflect direct sales by the Company to the retail market. This, in turn, is expected to generate future cash flow to fund the Company's operations, including increased advertising.

A major drain on the Company's cash has also been for professional fees relating to the litigation, including class action law suits. The Company is exploring the possibility of settling the class action law suit, although no assurance can be given that a settlement on terms acceptable to the Company can be reached.

The Company used net cash flows in operations of $472,097 for the three months ended September 30, 1997 principally due to the net loss of $1,619,819 offset by a decrease in inventory of $321,502, an increase in accounts payable and accrued expenses of $423,002 and depreciation and amortization expense of $418,426.

During the three months ended September 30, 1997, the Company received $167,851 in proceeds from the issuance of short term debt and notes payable to Stanson Marketing and $346,079 in proceeds from loans made by Ms. Burnison, Chairman of the Board and Chief Executive Officer of the Company, during the quarter.

For fiscal 1998, the Company will continue to generate cash through its telemarketing sales, collection of existing accounts receivable and sales in the U.S. and foreign markets. Management also plans to continually monitor and make changes to overhead costs as needed. The Company is also seeking additional financing to help fund future operations.

Management views the first fiscal quarter as a transition period from the distribution of products through Stanson to becoming a fully integrated marketing company. During this quarter, limited sales were made by Stanson while the Company was also limited in its ability to implement distribution directly to retailers pending termination of the Stanson Agreement. In October, the Company shipped in excess of $1,520,000 of products directly to retailers. The customer base and distribution outlets have begun to be expanded through the recent addition of well known personalities, as Company spokepeople, new products and lowered product pricing. The Company has reached tentative agreement with retail chain operators under which the Company expects its product will be distributed into an additional 7,500 locations. Distribution into these new retail locations is expected to commence as the Company's advertising campaign proceeds. Additionally Polly Bergen, a director and Chief Operating Officer of the Company and a nationally recognized television and Emmy award winning actress is being featured as the flagship Ethocyn celebrity spokeperson on The Home Shopping Network. The Company is also planning to distribute the Ethocyn-based skin care products via direct response on page print and through the airing of an infomercial which will expand the current distribution channel.

In conjunction with the expansion in the retail market, the Company has begun an electronic media advertising campaign which are broadcasting the geographical regions with the major retail distribution. These advertisments feature celebrity individuals who uses the Chantal Ethocyn products on only one-half of their face in 30 and 60 second spots. The Company is in negotiations with potential financing which will support this advertising campaign.

In the international market, pursuant to a sublicensing agreement, Michilan International distributes the Ethocyn-based skin care products in China, Hong Kong, Macao and Taiwan. The first shipment under this agreement was made in December 1996. In addition, the Company, in cooperation with its Master Distributor, is in negotiations for distribution by other potential sublicensees for other territories in the Pacific Rim. Recent devaluation of currencies in certain Pacific Rim countries have delayed the scheduled launch in those countries. In Europe, the Company is test marketing for product positioning and pricing. The European market launch programs include physician product endorsement, print and selected direct response in England and physician, cosmetician directed print and television direct response on the continent. David Hasselhoff, the executive producer and star of the number one worldwide "Baywatch" and "Baywatch Nights" television series, is the celebrity spokesperson for the Company's Ethocyn-based skin care products in the Pacific Rim and Europe. He will be featured in television and print advertisements as well as participate in promotional tours and appearances.

The Company is currently extending its skin care product line with the addition of the Ethocyn Safe Sun Treatment and plans to include additional sun care products, super moisturizing night and neck creams and a men's line. The men's line is planned for initial launch in Europe with an endorsement from David Hasselhoff.

The independent certified public accountants have expressed in their opinion on the June 30, 1997 financial statements that the Company has suffered recurring losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 2 to financial statements.

Item 4. Submission of matters to a vote of security holders.

The Company held an Annual Meeting of Stockholders on July 17, 1997. At the meeting the following persons were elected as Directors by the following votes:

                                    FOR                 VOTE WITHHELD
                                    ---                 -------------
          Chantal Burnison          12,989,649          1,288,370
          Polly Bergen              13,139,325          1,138,694
          Sheldon Brody             13,147,159          1,130,860
          Joseph Daly               13,138,468          1,139,551
          Norman Estrin             13,101,868          1,176,151
          George Goldstein          13,113,397          1,164,622
          Robert Pinco              13,107,868          1,170,151
          Gilbert D. Raker          13,145,160          1,132,859
          Charles D. Strang         13,124,710          1,153,309

At a meeting a proposal to approve an amendment to the Certificate of Incorporation to increase the number of authorized shares of Common Stock from 20 million to 50 million was approved by a vote of 12,613,204 votes in favor, 1,593,157 votes cast against and 71,658 votes abstaining.

Item 5. Other Information

In October, in anticipation of the completion of Stanson Termination Agreement, the Company realized the following actions towards integration of previous Stanson-controlled North American Ethocyn Products retail marketing into the Company's own infrastructure and operation.

A relocation from Los Angeles to New York City of its corporate headquarters and executive offices. Several key employees including chairman/CEO, Chantal Burnison, Chief Operating Officer, Polly Bergen, VP Media, Kim Hunter, International Product Administrator, Melanie Ariken, are relocating to New York City, to join Joseph DeKama, Executive Vice President, and his marketing staff. The Company's Chief Financial Officer, Yvette Lamprecht, left the Company to pursue other opportunities. Ms. Lamprecht remains a consultant to the Company in connection with certain accounting and financial statement matters.

Charles P. Scalzo, of New York, has assumed the function of Chief Financial Officer at the Company's new New York headquarters and executive offices. Mr. Scalzo served for several months as a marketing operations financial consultant to the Company prior to assuming his new CFO position. Mr. Scalzo comes to the Company with 29 years of Financial and management experience. Most recently, from 1989 through 1987, he served as Chief Financial Officer, and subsequently a consultant, to a privately held cosmetic, fragrance and skin care company owned by Gayle Hayman, co-founder of Giorgio Fragrances.

The Company has relocated its previous limited Ethocyn product warehouse, shipping and fulfillment operations from its own Jefferson Blvd. Los Angeles facility to one of the largest national public warehousing operations companies in North America. With its responsibility of configuring product
SKUs to certain retail chains specifications, shipping and fulfilling directly to retailers and wholesalers, management, upon cost and efficiency analysis, has entered into a contract with a third party contract company which has an IT system offering complete EDI functionality and cost effective packing and shipping.

The Company's 3 year old skin care consultant telemarketing division will maintain an operation facility in Los Angeles, CA with telecomputer networking directly to the contract fulfillment and warehouse company and to the Companys' New York City corporate and marketing headquarters.

Stanson has accommodated the Company with a 6 week "transition" information and training program wherein retailer files, information policies and personnel introductions are being transferred to CPC employees.

In other developments, the Company's Board of Directors has reduced in number from 9 to 5. Resigned directors are Sheldon Brody, George Goldstein, M.D., Norman Estrin, Ph.D., and Gilbert Raker.

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

                                          CHANTAL PHARMACEUTICAL CORPORATION
                                          ----------------------------------
                                                     (Registrant)



November 14, 1997                         BY: /s/ CHANTAL BURNISON
                                              ------------------------------
                                              CHANTAL BURNISON
                                              Chairman of the Board
                                              and Chief Executive Officer


                                              /s/ CHARLES  P. SCALZO
                                              ------------------------------
                                              CHARLES P. SCALZO
                                              (Principal Financial Officer)