Form 10-Q
period 1997-12-31
CHANTAL PHARMACEUTICAL CORP
filed 1998-02-18
CIK 721408

------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                   ------------------   --------------------

                        Commission File Number 0-13304


                      CHANTAL PHARMACEUTICAL CORPORATION
            (Exact name of registrant as specified in its charter)


            DELAWARE                         22-2276346
 (State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)          Identification No.)

      1350 AVENUE OF THE AMERICAS 16TH FLOOR, NEW YORK, NEW YORK  10019
      (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code:  (212) 767-1776


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X    No
                                                  ---     ---

The number of shares of Common Stock, $.01 par value, outstanding as of February 13, 1998, was 34,624,450.

------------------------------------------------------------------------------

                      CHANTAL PHARMACEUTICAL CORPORATION

                              INDEX TO FORM 10-Q



Part I:  Financial Information                                           Page Number
                                                                         -----------
     ITEM 1 - Financial Statements


     Consolidated Balance Sheets as of December 31, 1997
              and June 30, 1997................................................3

     Consolidated Statements of Operations for the three and six months ended December 31, 1997 and December 31, 1996....................4

     Consolidated Statements of Cash Flows for the six months
              ended December 31, 1997 and December 31, 1996....................5

     Notes to Consolidated Financial Statements................................6


     ITEM 2   Management's Discussion and Analysis
              of Financial Condition and Results of Operations.................8

PART II:  OTHER INFORMATION

     Item 1 - Legal Proceedings................................................10

     Item 5 - Other Information................................................10

     Item 6 - Exhibits and Reports on Form 8-K.................................10

     Signatures................................................................11


                         Item 1.  Financial Statements

                      CHANTAL PHARMACEUTICAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                          December 31,    June 30,
ASSETS                                                       1997           1997
------                                                    ------------    --------
                                                           (unaudited)
Current assets
  Cash and cash equivalents                                $    134,147   $    150,587
  Short-term investment                                          23,883         23,883
  Accounts receivable, trade, net                               240,331        796,762
  Inventory, net                                              2,146,197      2,904,723
  Prepaid expenses and other current assets                     104,683        203,248
                                                           ------------   ------------
      Total current assets                                    2,649,241      4,079,203

Long-term inventory                                           2,647,063      2,832,822

Property and equipment, net of accumulated depreciation         603,751        783,014

License rights, net                                           5,418,674      5,800,000
Patents and trademarks, net                                      46,472         49,920
Prepaid royalties, net                                          609,937        652,406
Deposits and other assets                                       135,019        684,272
Organization cost, net                                           54,933         70,628
                                                           ------------   ------------
TOTAL ASSETS                                               $ 12,165,090   $ 14,952,265
                                                           ------------   ------------
                                                           ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                         $  5,726,012   $  5,438,600
  Accrued liabilities                                         2,143,538      2,294,013
  Royalties payable                                             652,668        652,668
  Current portion of long-term capital lease obligation           1,023         47,653
  Short-term note payable to distributor                              -        183,000
  Related party note payable                                    325,665              -
  Short-term borrowings                                          56,820         41,465
                                                           ------------   ------------
   Total current liabilities                                  8,905,726      8,657,399

Long term liabilities
  Capital lease obligation, less current portion                      -        289,014
  Convertible Debentures                                        840,000      5,250,000
                                                           ------------   ------------
   Total liabilities                                          9,745,726     14,196,413
                                                           ------------   ------------

Stockholders' equity
  Preferred stock, $.10 par value; 1,000,000 shares
   authorized; 500,000 Preferred Series C shares issued
   and outstanding.  Liquidation preference of $500,000          50,000         50,000

  Common stock, $.01 par value; 50,000,000 shares
   authorized; 34,624,450 and 18,190,516 shares issued
   and outstanding at December 31, 1997 and June 30, 1997       346,244        181,905
  Additional paid-in capital-preferred stock                  2,204,000      2,204,000
  Additional paid-in capital - common stock                  56,412,417     52,204,860
  Accumulated deficit                                       (56,593,297)   (53,884,913)
                                                           ------------   ------------
   Total stockholders' equity (See Note 1)                    2,419,364        755,852
                                                           ------------   ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 12,165,090   $ 14,952,265
                                                           ------------   ------------
                                                           ------------   ------------

                             See accompanying notes.

                       CHANTAL PHARMACEUTICAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

  For the three and six months ended December 31, 1997 and December 31, 1996

                                  (unaudited)

                                                Three Months Ended            Six Months Ended
                                                    December 31                  December 31
                                                1997           1996           1997           1996
                                           ------------   ------------   ------------   ------------
   Revenues:
     Product sales, net                    $  1,428,299   $  3,805,447   $  2,330,500   $  5,634,453
     License fees and other income              128,187         30,650        145,566        111,280
                                           ------------   ------------   ------------   ------------
       Total revenues                         1,556,486      3,836,097      2,476,066      5,745,733


     Costs of goods sold                        338,978        760,654        798,154      1,088,817
                                           ------------   ------------   ------------   ------------
   Gross profit                               1,217,508      3,075,443      1,677,912      4,656,916

     Marketing and other expenses             1,174,298      1,760,392      1,899,973      3,634,901

     General and administrative                 855,222      1,258,249      1,933,255      2,883,263

     Amortization of license rights             211,898        229,724        423,795        459,447

     Research and development                     7,443         88,186         16,399         90,530
                                           ------------   ------------   ------------   ------------
   Loss from operations                      (1,031,353)      (261,108)    (2,595,510)    (2,411,225)

   Other income (expense):
     Interest income                              1,750          7,121          3,185          8,503
     Interest expense                             7,532      (106,547)       (116,059)      (133,480)
     Non-cash interest expense on
     Convertible debenture                            -    (1,045,000)              -     (1,045,000)
                                           ------------   ------------   ------------   ------------
   Loss before minority interest             (1,022,071)    (1,405,534)    (2,708,384)    (3,581,202)
          Minority interest                           -        (6,792)              -        113,777
                                           ------------   ------------   ------------   ------------

   Net Loss                                $ (1,022,071) $  (1,412,326) $  (2,708,384) $  (3,467,425)
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------

   Net Loss per share                          $  (0.04)      $  (0.08)      $  (0.13)      $  (0.19)
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------

   Weighted average shares outstanding       24,714,469     18,190,516     21,507,557     18,190,516
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------

                            See accompanying notes.

                      CHANTAL PHARMACEUTICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

       For the six months ended December 31, 1997 and December 31, 1996

                                  (unaudited)

                                                             Six Months Ended
                                                               December 31,

                                                              1997           1996
                                                              ----           ----
Cash flows from operating activities:

Net Loss                                                  $(2,708,384)   $(3,467,425)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                               756,259        709,979
  Allowance for sales returns                                  64,995        (42,729)
  Loss on disposition of assets                               147,922          6,426
  Minority interest                                                         (113,777)
  Non-cash interest expense on Convertible
   debenture                                                               1,045,000
 Changes in operating assets and liabilities:
  Accounts  receivable                                        491,436     (2,821,240)
  Inventory                                                   944,285        127,841
  Prepaid expenses and other current assets                    98,565       (720,350)
  Other assets                                                301,420            185
  Accounts payable and accrued liabilities                    136,937       (195,954)
                                                          -----------    -----------
Net cash provided by (used in) operating activities           233,435     (5,472,044)
                                                          -----------    -----------
Cash flows from investing activities:
 Additions to property and equipment                          (72,251)        (9,687)
                                                          -----------    -----------
Cash flows from financing activities:
 Proceeds from issuance of short-term debt/notes
  payable from distributor                                    167,851      5,874,226
 Payments on short-term borrowings                           (335,496)      (382,402)
 Payments and cancellation on capital lease obligation       (335,644)       (33,755)
 Proceeds from issuance of related party note payable         325,665              -
                                                          -----------    -----------
Net cash provided by (used in) financing activities          (177,624)     5,458,069
                                                          -----------    -----------

Net decrease in cash and  cash equivalents                    (16,440)       (23,662)
Cash and cash equivalents:
 At beginning of period                                       150,587        305,668
                                                          -----------    -----------
 At end of period                                         $   134,147    $   282,006
                                                          -----------    -----------
                                                          -----------    -----------

Supplemental non-cashflow information: See Note 3.

                            See accompanying notes.

                      CHANTAL PHARMACEUTICAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

NOTE 1 - GENERAL

The accompanying interim consolidated financial statements of Chantal Pharmaceutical Corporation (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1997, and the results of its operations for the three and six months periods ended December 31, 1997 and 1996, and the cash flows for the six months ended December 31, 1997 and 1996 have been included. The results of operations for the interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

Effective December 31, 1997, in order to properly reflect the Company's 90% interest in its Chantal Skin Care Corporation subsidiary ("CSCC"), the Company eliminated $910,615 of minority interest because the liabilities of CSCC exceeded the assets at that date. The effect of the adjustments on prior periods will be determined in conjunction with the year end closing.

The Company has been informed that the extensive delays in its realizing due VAT reimbursement from the German Finanzamt office in excess of $345,000 (DM600,000), which amount has been the allocated funding sources for payment to the outstanding creditors of the Company's wholly-owned German subsidiary, Chantal Pharmaceutical GmbH, has caused Chantal Pharmaceutical GmbH employees and creditors to seek the equivalent of bankruptcy protection in Germany. A consequence may be that the Company risks loss of control of the subsidiary; accordingly, the assets and liabilities and results of operations of the subsidiary are not included in the accompanying financial statements. For the six months ended December 31, 1997, the financial statements reflect a $161,083 write-off of the net assets of the subsidiary.

NET LOSS PER SHARE

The computation of net loss per share for the three and six months periods ended December 31, 1997 and 1996 are based on the weighted average number of common and common equivalent shares outstanding. When dilutive, stock options, warrants and convertible Preferred Stock are included as share equivalents using the treasury stock method. Primary and fully diluted earnings per share are the same for each of the periods presented.

NOTE 2 - LITIGATION AND CONTINGENCIES

The Company and Chantal Burnison are defendants in an action titled MARKSMAN PARTNERS, L.P., ON BEHALF OF ITSELF AND ALL OTHERS SIMILARLY SITUATED VS. CHANTAL PHARMACEUTICAL CORPORATION AND CHANTAL BURNISON, filed on February 7, 1996 in the United States District Court, Central District of California, Western Division, Case No. 96-0872. This action is a securities class action on behalf of all persons who purchased or otherwise acquired the common stock of the Company between July 10, 1995 and January 5, 1996, inclusive.

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

In late January 1998, the District Court granted Plaintiff's motion to amend the complaint to include Coopers and Lybrand, LLP, the Company's former auditors ("C&L"), Stanson Medical Marketing, Inc., the Company's North America distributor ("Stanson"), and Fred Reinstein, identified as the President of Stanson, as defendants. On February 9, 1998, the Court entered an order allowing the Company's local counsel in this action to withdraw. At the same time the Court ordered a 30-day stay in the proceedings.

A derivative action based on many of the same contentions as made in Marksman has been filed against the Company and Chantal Burnison. The action, entitled Baruch Singer and Dorothea E. Wakefield vs. Chantal Burnison, defendant, and Chantal Pharmaceutical Corporation, nominal defendant, was filed in the Superior Court of the State of California, the County of Los Angeles, case No. BC 147327. In June 1997, the plaintiffs amended the complaint to assert a claim against C&L for negligence and professional malpractice arising out of C&L's audit of the Company's fiscal year 1995 financial statements which are the subject of both the Marksman and Singer actions. C&L's motion to dismiss the case was denied.

On October 2, 1997, C&L filed a cross complaint naming the Company, Ms. Burnison and Does 1-50 as defendants. The Company did not answer the Complaint but the Plaintiffs filed an answer on their behalf. On January 29, 1998, the Court (i) granted C&L's motion to strike the answer filed by Plaintiffs; (ii) denied Plaintiffs' motion to intervene without prejudice; and (iii) instructed C&L not to take the default of the Company prior to a status conference on April 3, 1998.

In mid-January, 1998, the Company was advised by correspondence from NASD that because the Company's stock trading price failed to maintain a closing bid price of greater or equal to $1.00 per share, the Company's common stock would be delisted from the NASDAQ SmallCap Market as of January 16, 1998. The Company requested a hearing which was granted and the NASD issued a stay until the hearing date, February 19, 1998.

Due to the continuing cash flow problems (see "Management's Discussion and Analysis - Liquidity and Capital Resources") the Company is delinquent in the payment of its operating expenses. As a consequence, numerous creditors have threatened legal action and some have filed actions, resulting in six creditors receiving judgments totaling approximately $650,000, of which $400,000 is damages and interest alleged by a Regulation S investor of the Company's October 1996 convertible debenture (See Note 3 below). The Company is negotiating with these creditors to preclude further legal action by them.

A former international marketing consultant to the Company, Epic Group (Mark and Mary Presser) has brought an action in Hong Kong courts against the Company for alleged $180,000 consulting fees due it. The Company has retained Hong Kong counsel to both defend and file a cross-complaint against Epic Group/the Pressers for breach of contract and damages. The Company presently maintains an approximate $900,000 (at cost) inventory of Chantal Skin Care products at a third party Hong Kong-based warehouse. The plaintiffs have attempted seizure of the inventory pending resolution of the litigation. The Court reversed a motion for subject seizure by plaintiffs. However, pending resolution, either by settlement or court judgment of this litigation, the carrying value of the inventory has been completely reserved as of December 31, 1997.

NOTE 3 - CONVERTIBLE DEBENTURES

As of December 31, 1997, the Company issued an aggregate of 16,433,934 shares of common stock upon conversion of $4,410,000 principal amount and $107,089 accrued interest; at an average of $.28 per share of its 8% convertible debentures which were sold in October 1996 in a $5.25 million principal amount offering completed under Regulation S. The conversion price is the lesser of $3.91 or 80% of the average closing bid price of the Company's common stock for the five business days preceding the conversion date.

Certain investors have commenced action against the Company relating to the offering. The Company has honored all conversions tendered and has accrued an amount it believes adequate to cover all damages relating to the conversions.

On January 30, 1998, Arbinter Omnivalor S.A. ("Arbinter") filed a "Motion for appointment of receiver for failure to obey order of court" in the Court of Chancery of the State of Delaware in and for New Castle County (C.A. No. 15788-NC). Arbinter alleges that the Company failed to pay $400,000 of damages and interest related to Arbinter's conversion of its debentures and additionally failed to issue unrestricted shares for some of the conversions. A hearing is scheduled on the Motion for March 3, 1998, and negotiations have begun with Arbinter.

                      CHANTAL PHARMACEUTICAL CORPORATION
ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company is experiencing a severe cash flow shortage and is delinquent in payments of its operating expenses. At the present time, and during the six months ending December 31, 1997, its primary sources of cash revenue are:
(i) its own telemarketing sales, (ii) its own July 1997 launched sales to North American retail outlets, (iii) payments by Stanson Marketing Inc., from Stanson's collection of its outstanding accounts receivable relating to Chantal Skin Care products and (iv) payments by Stanson from sales of Chantal Skin Care products on Home Shopping Network.

The Company's telemarketing operations and retail sales for the six months ended December 31, 1997 aggregated approximately $250,000 per month (see RESULTS OF OPERATIONS). During the six months, the Company also received approximately $1,095,000 from Stanson and $326,000 of loans from Chantal Burnison, the Company's Chairman and Chief Executive Officer.

Cash flow has been severely affected by Stanson's discontinuance of an active Chantal Skin Care products' marketing program (see RESULTS OF OPERATIONS) and the inability of the Company to effectively launch its own direct-to-retail marketing program with national advertising. Financing to fund a national advertising program has been seriously curtailed by the uncertainty and litigation cost prohibitiveness of pending litigation. Management, in cooperation with crisis management advisors, is pursuing settlement negotiations.

Both telemarketing and sales at retail are highly dependent on advertising. Broad-based advertising has been limited by the lack of available cash. The Company has been funding advertising on a limited basis including regional radio and T.V. spots.

The Company, in consult with investment banker, has retained crisis management financial and operational advisors to (i) evaluate its July 1-December 31, 1997 retail marketing operations, (ii) finalize an agreement with Stanson, (iii) negotiate with creditors, (iv) settle pending litigation and (v) develop a going forward business plan. There can be no assurances, however, that these plans can be accomplished or that sufficient cash can be realized to meet marketing and distribution plans.

In their opinion on the June 30, 1997 financial statements, the Company's auditors, because of the continuing losses from operation and the deficiency in working capital, raised substantial doubt about its ability to continue as a going concern.

The Company does not have any material commitments for capital expenditures. The Company's operations are not significantly affected by inflation. Due to the recent and continuing devaluation of the currencies of certain Pacific Rim countries against the US dollar, the Company's licensees and sub-licensees have been forced to delay the launch of the Company's product in those areas.

RESULTS OF OPERATIONS

The Company announced June 9, 1997 that it had reached an Agreement in Principle with Stanson, its North American distributor, for termination of its June 1995 Marketing Agreement. Concomitant with such Agreement in Principle, the Company, through its 90% owned subsidiary, Chantal Skin Care Corporation, commenced its own launch of sale of Chantal Skin Care products to U.S. and Canada retail outlets. The Company instructed Stanson, and Stanson complied, to phase out its sales to U.S. and Canada retail and cooperate in the transitional assignment to the Company of these retail accounts. To date, a substantial portion of the Company's sales to retail store customers are upon payment terms such that the retail store customers' obligations to pay the Company for the product does not arise until a product sale is made to the products' end-consumer. Such sales are referred to, in the industry, as Point of Sale ("POS"). Additionally, the POS payment term retail outlets have the right to return unsold product to the Company. Accordingly, no revenue is recognized on such POS sales until cash is collected. For the six months ended December 31, 1997, no revenue was recognized from POS sales. During these six months, the Company directly shipped approximately $2,226,721 of its products to retailers. A substantial portion, approximately $1,700,000 (valued at the Company's wholesale prices to the retail outlet customers), was inventory sold on POS terms.

Stanson, with agreement of the Company, continued its sale of Chantal Skin Care products to Home Shopping Network, a distribution channel established, with the permission of the Company, by Stanson. For the six months ended December 31, 1997, HSN sales at HSN's retail prices of the Company's products were $3.2 million; of which $1.5 million were realized by Stanson, the majority of which was for sale of Stanson inventory.

The Company, upon advice of its crisis management consultants, is presently negotiating a modification to the Distribution Agreement with Stanson. If consummated, the agreement will provide for: (i) a sharing of the cash proceeds from Stanson sale of its inventory, including HSN sales, (ii) cooperation in the marketing of Company-owned inventory, and (iii) resolution of certain accounting disputes between the parties. There can be no assurances, however, that an agreement can be reached with Stanson.

At the present time because of, among other things, the uncertainty of collection, revenue from POS sales and Stanson is recognized when cash is collected. Accordingly, the Company has established, by decreasing revenues, a 100% allowance against the Stanson receivable.

Revenue for the three and six months periods ended December 31, 1997 decreased by 60% and 57% respectively from the comparable period in 1996.
The 1996 periods included $960,000 (principally in the December quarter) of export sales to Taiwan -- there were no such sales in 1997. Revenues recognized on sales to Stanson decreased in the 1997 periods by $2.6 million for the six months ($1.6 million for the three months) from the comparable 1996 periods. A substantial portion of the 1996 revenues were reserved as of June 30, 1997 -- see the June 30, 1997 Form 10-K. In addition, telemarketing sales decreased by 35% and 38% for the three and six months periods.

Cost of good sold, as a percentage of revenues, was favorably impacted in the December 1997 quarter due to the fact that $570,000 of revenue was recognized from Stanson without any associated costs (such costs had been recognized in earlier periods). All of the 1997 periods includes reserves for shipments to Stanson and the effect of company implemented lower prices of product to consumers.

Marketing and other selling expenses decreased by 33% and 48% for the three and six months periods ended December 31, 1997 as compared to the 1996 periods; primarily due to decreases in advertising expenditures of approximately $971,000, decreased consulting services of approximately $616,000 and decreased promotional expenditures of approximately $167,000.

General and administrative expenses decreased by 32% and 33% for the three and six months periods ended December 31, 1997 as compared to the 1996 periods; primarily due to decrease in legal services of approximately $642,000 and decrease in insurance expenditures of approximately $130,000.

Interest expense relates primarily to the convertible debentures which were issued in October 1996 and which were substantially converted in the 1997 periods.

Research and development expenditures decreased in 1997 due to the Company's limited financial resources.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 1, 2 and 3 to financial statements.


ITEM 5.  OTHER INFORMATION

Because of cost considerations, the Company did not renew its Directors and Officers liability insurance effective November 25, 1997. The Company's Board of Directors has reduced in number from 5 to 2. Resigned directors are Joseph Daly, Robert Pinco, and Charles D. Strang.

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

                                           CHANTAL PHARMACEUTICAL CORPORATION
                                           ----------------------------------
                                                      (Registrant)




February 17, 1997                          BY:  /s/ CHANTAL BURNISON
                                           ----------------------------------
                                           CHANTAL BURNISON
                                           Chairman of the Board
                                           and Chief Executive Officer


                                           /s/ CHARLES  P. SCALZO
                                           ----------------------------------
                                           CHARLES P. SCALZO
                                           (Principal Financial Officer)