Form 10-Q
period 1998-03-31
CHANTAL PHARMACEUTICAL CORP
filed 1998-05-21
CIK 721408

--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to                    .
                                   ---------------  --------------------

                            Commission File Number 0-13304


                          CHANTAL PHARMACEUTICAL CORPORATION
                (Exact name of registrant as specified in its charter)


               DELAWARE                                22-2276346
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

     1350 AVENUE OF THE AMERICAS, 16TH FLOOR, NEW YORK, NEW YORK        10019
     (Address of principal executive offices)                         (Zip Code)

         Registrant's telephone number, including area code:  (212) 767-1776


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      ----       ----
The number of shares of Common Stock, $.01 par value, outstanding as of May 13, 1998, was 40,809,884.

--------------------------------------------------------------------------------

                          CHANTAL PHARMACEUTICAL CORPORATION

                                  INDEX TO FORM 10-Q





PART I:  FINANCIAL INFORMATION                                   PAGE NUMBER

     ITEM 1 - Financial Statements


     Consolidated Balance Sheets as of March 31, 1998
          and June 30, 1997...........................................3

     Consolidated Statements of Operations for the three and
          nine months ended March 31, 1998 and March 31, 1997.........4

     Consolidated Statements of Cash Flows for the nine months
          ended March 31, 1998 and March 31, 1997.....................5

     Notes to Consolidated Financial Statements ......................6


     ITEM 2    Management's Discussion and Analysis
               of Financial Condition and Results of Operations.......9

PART II:  OTHER INFORMATION

     Item 1 - Legal Proceedings......................................11

     Item 6 - Exhibits and Reports on Form 8-K.......................11

     Signatures......................................................12

                            Item 1.  Financial Statements

                          CHANTAL PHARMACEUTICAL CORPORATION

                             CONSOLIDATED BALANCE SHEETS

                                                        March 31,     June 30,
 ASSETS                                                   1998          1997
                                                        ----------   ----------
 Current assets                                        (unaudited)
      Cash and cash equivalents                         $  227,164   $  150,587
      Short-term investment                                 23,883       23,883
      Accounts receivable, trade, net                      359,220      796,762
      Inventory, net                                     1,990,550    2,904,723
      Prepaid expenses and other current assets             43,026      203,248
                                                        ----------   ----------
           Total current assets                          2,643,843    4,079,203

 Long-term inventory                                     2,586,896    2,832,822

 Property and equipment, net of accumulated depreciation   568,189      783,014

 License rights, net                                     5,228,012    5,800,000
 Patents and trademarks, net                                44,748       49,920
 Prepaid royalties, net                                    588,703      652,406
 Deposits and other assets                                 120,599      684,272
 Organization cost, net                                     47,085       70,628
                                                        ----------   ----------
           TOTAL ASSETS                                $11,828,075  $14,952,265
                                                        ----------   ----------
                                                        ----------   ----------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
      Accounts payable                                 $ 5,696,998  $ 5,438,600
      Accrued liabilities                                3,451,281    2,294,013
      Royalties payable                                    652,668      652,668
      Current portion of long-term capital lease                 -       47,653
       obligation
      Short-term note payable to distributor                     -      183,000
      Related party note payable                           318,440            -
      Short-term borrowings                                 19,552       41,465
                                                        ----------   ----------
       Total current liabilities                        10,138,939    8,657,399

 Long term liabilities
      Capital lease obligation, less current portion             -      289,014
      Convertible Debentures                               440,000    5,250,000
                                                        ----------   ----------
       Total liabilities                                10,578,939   14,196,413
                                                        ----------   ----------
 Stockholders' equity
      Preferred stock, $.10 par value; 1,000,000
       shares authorized; 500,000 Preferred Series C
       shares issued and outstanding.  Liquidation
       preference of $500,000                               50,000       50,000
      Common stock, $.01 par value; 50,000,000 shares
       authorized; 40,809,884 and 18,190,516 shares
       issued and outstanding at March 31, 1998 and
       June 30, 1997                                       408,099      181,905
      Additional paid-in capital-preferred stock         2,204,000    2,204,000
      Additional paid-in capital - common stock         56,740,062   52,204,860
      Accumulated deficit                              (58,153,025) (53,884,913)
                                                        ----------   ----------
       Total stockholders' equity (See Note 1)           1,249,136      755,852
                                                        ----------   ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $11,828,075  $14,952,265
                                                        ----------   ----------
                                                        ----------   ----------

                               See accompanying notes.

                          CHANTAL PHARMACEUTICAL CORPORATION

                        CONSOLIDATED STATEMENTS OF OPERATIONS

        For the three and nine months ended March 31, 1998 and March 31, 1997

                                     (unaudited)


                                                      Three Months Ended                          Nine Months Ended
                                                           March 31                                    March 31
                                                1998                      1997                  1998             1997
                                                ----                      ----                  ----             ----
Revenues:
  Product sales, net                        $ 1,035,128              $ 1,399,694           $ 3,365,628       $ 7,034,147
  License fees and other income                     237                   14,770               145,803           126,050
                                            -----------              -----------            -----------      -----------
     Total revenues                           1,035,365                1,414,464             3,511,431         7,160,197

  Costs of goods sold                           264,385                  578,321             1,062,539         1,667,138
                                            -----------              -----------            -----------      -----------
Gross profit                                    770,980                  836,143             2,448,892         5,493,059
  Marketing and other expenses                  517,703                2,380,077             2,417,676         6,014,978

  General and administrative                  1,583,336                1,268,800             3,516,591         4,152,063

  Amortization of license rights                211,896                  229,723               635,691           689,170

  Research and development                        1,000                   22,761                17,399           113,291
                                            -----------              -----------            -----------      -----------
Loss from operations                         (1,542,955)              (3,065,218)           (4,138,465)       (5,476,443)

Other income (expense):
  Interest income                                 1,435                    2,175                 4,620            10,678
  Interest expense                              (18,208)                (126,227)             (134,267)         (259,707)
  Non-cash interest expense on
  Convertible debenture                               -                        -                     -        (1,045,000)
                                            -----------              -----------            -----------      -----------
Loss before minority interest                (1,559,728)              (3,189,270)           (4,268,112)       (6,770,472)
     Minority interest                                -                  154,691                     -           268,468
                                            -----------              -----------            -----------      -----------
Net Loss                                    $(1,559,728)             $(3,034,579)          $(4,268,112)      $(6,502,004)
                                            -----------              -----------            -----------      -----------
                                            -----------              -----------            -----------      -----------
Net Loss per share                              $ (0.04)                 $ (0.17)              $ (0.16)          $ (0.36)
                                            -----------              -----------            -----------      -----------
                                            -----------              -----------            -----------      -----------
Weighted average shares outstanding          35,174,266               18,190,516            25,996,622        18,190,516
                                            -----------              -----------            -----------      -----------
                                            -----------              -----------            -----------      -----------



                               See accompanying notes.

                          CHANTAL PHARMACEUTICAL CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the nine months ended March 31, 1998 and March 31, 1997

                                     (unaudited)

                                                       Nine Months Ended
                                                           March 31,

                                                          1998           1997
                                                          ----           ----
      Cash flows from operating activities:
      Net Loss                                      $ (4,268,112)  $ (6,502,004)
      Adjustments to reconcile net loss to
        net cash used in operating activities:
       Depreciation and amortization                   1,041,237      1,088,604
       Allowance for sales returns                       186,272        (42,729)
       Loss on disposition of assets                     149,187         36,667
       Minority interest                                               (268,468)
       Non-cash interest expense on Convertible
         debenture                                                    1,045,000
       Redemption of certificate of deposit              (50,000)
       Changes in operating assets and liabilities:
          Accounts  receivable                           251,270       (291,786)
          Inventory                                    1,160,099        657,390
          Prepaid expenses and other current assets      160,222       (792,125)
          Other assets                                   337,552         21,890
          Accounts payable and accrued liabilities     1,415,666        (19,757)
                                                       ---------     ----------
 Net cash provided by (used in) operating  activities    383,393     (5,067,318)
                                                       ---------     ----------
 Cash flows from investing activities:
   Additions to property and equipment                   (83,676)       (21,009)
                                                       ---------     ----------

 Cash flows from financing activities:
        Proceeds from issuance of short-term
          debt/notes payable from distributor            167,851      5,874,226
        Payments on short-term borrowings               (372,764)      (853,715)
        Payments and cancellation on capital lease
          obligation                                    (336,667)       (79,925)
        Proceeds from issuance of related party
          note payable                                    318,440             -
                                                       ---------     ----------
 Net cash provided by (used in) financing activities     (223,140)    4,940,586
                                                       ---------     ----------
 Net decrease in cash and  cash equivalents               76,577       (147,741)
 Cash and cash equivalents:
   At beginning of period                                150,587        305,668
                                                       ---------     ----------
   At end of period                                 $    227,164 $      157,927
                                                       ---------     ----------
                                                       ---------     ----------


Supplemental non-cashflow information: See Note 3.

                               See accompanying notes.

                          CHANTAL PHARMACEUTICAL CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (unaudited)

NOTE 1 - GENERAL


The accompanying interim consolidated financial statements of Chantal Pharmaceutical Corporation (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1998, and the results of its operations for the three and nine months periods ended March 31, 1998 and 1997, and the cash flows for the nine months ended March 31, 1998 and 1997 have been included. The results of operations for the interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

Effective December 31, 1997, in order to properly reflect the Company's 90% interest in its Chantal Skin Care Corporation subsidiary ("CSCC"), the Company eliminated $910,615 of minority interest because the liabilities of CSCC exceeded the assets at that date. The effect of the adjustments on prior periods will be determined in conjunction with the year end closing.

The Company has been informed that the extensive delays in its realizing due VAT reimbursements from the German Finanzamt office in excess of $345,000 (DM600,000), which amount has been the allocated funding sources for payment to the outstanding creditors of the Company's wholly-owned German subsidiary, Chantal Pharmaceutical GmbH, has caused Chantal Pharmaceutical GmbH employees and creditors to seek the equivalent of bankruptcy protection in Germany. A consequence may be that the Company risks loss of control of the subsidiary; accordingly the assets and liabilities and results of operations of the subsidiary are not included in the accompanying financial statements. For the nine months ended March 31, 1998, the financial statements reflect a $161,083 write-off of the net assets of the subsidiary.


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

In late January 1998, the District Court granted Plaintiff's motion to amend the complaint to include Coopers and Lybrand, LLP, the Company's former auditors ("C&L"), Stanson Medical Marketing, Inc., the Company's North America distributor ("Stanson"), and Fred Reinstein, identified as the President of Stanson, as defendants. On February 9, 1998, the Court entered an order allowing the Company's local counsel in this action to withdraw. At the same time the Court ordered a 30-day stay in the proceedings. After expiration of these 30 days, the Company has now been given until May 28, 1998 to answer the class action complaint.

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

On October 2, 1997, C&L filed a cross complaint naming the Company, Ms. Burnison and Does 1-50 as defendants. The Company did not answer the Complaint but the Plaintiffs filed an answer on their behalf. On January 29, 1998, the Court (i) granted C&L's motion to strike the answer filed by Plaintiffs; (ii) denied Plaintiffs' motion to intervene without prejudice; and (iii) instructed C&L not to take the default of the Company prior to a status conference on April 3, 1998. A status conference was held. A settlement-in-principle in this derivative action has been reached between the Company and C&L. The plaintiffs in the derivative action have announced they will oppose the settlement action. At the present time, the mechanics of the settlement between the Company and C&L are being formulated and will be subject to a court hearing after documents are finalized.

On February 25, 1998, the Company received from NASDAQ a notice that its Common Stock was being deleted from The NASDAQ SmallCap Market because the security did not meet the NASDAQ maintenance requirement of a minimum bid price of $1.00 per share. The Company has been consulting with an investment banker to develop a program under which the NASDAQ criteria can be met. The Company notes that, in order to achieve investment banking support, there must be satisfactory resolutions of the pending litigation and creditor claims.

Due to the continuing cash flow problems (see "Management's Discussion and Analysis - Liquidity and Capital Resources") the Company is delinquent in the payment of its operating expenses. During the second fiscal quarter the Company employed a crisis manager who directed the financial affairs of the Company for a period of months. Part of this direction was to suspend payments to a number of the Company's creditors. At this time, in addition to legal action previously reported, there have been a number of additional actions filed by creditors of the Company for collection of alleged amounts due and owing to them. The Company is evaluating with its legal advisors how best to resolve these actions in the best interest of the Company. Included in such litigation is seven creditors receiving judgments totaling approximately $1,700,000, of which $1,450,000 is damages and interest alleged by two Regulation S investors of the Company's October 1996 convertible debenture (See Note 3 below). The Company is negotiating with these creditors to preclude further legal action by them.

A former international marketing consultant to the Company, Epic Group (Mark and Mary Presser), has brought an action in Hong Kong courts against the Company for alleged $180,000 consulting fees due it. The Company has retained Hong Kong counsel to both defend and file a cross-complaint against Epic Group/the
I for breach of contract and damages. The Company presently maintains approximately $900,000 (at cost) inventory of Chantal Skin Care products at a third party Hong Kong-based warehouse. The plaintiffs have attempted seizure of the inventory pending resolution of the litigation. The Court reversed a motion for subject seizure by plaintiffs. However, pending resolution, either by settlement or court judgment of this litigation, the carrying value of the inventory has been completely reserved as of March 31, 1998.


NOTE 3 - CONVERTIBLE DEBENTURES

As of March 31, 1998, the Company issued an aggregate of 22,619,368 shares of common stock upon conversion of $4,810,000 principal and $107,089 accrued interest, at an average of $.22 per share, of its 8% convertible debentures which were sold in October 1996 in a $5.25 million principal amount offering completed under Regulation S. The conversion price is the lesser of $3.91 or 80% of the average closing bid price of the Company's common stock for the five business days preceding the conversion date.

Certain investors have commenced action against the Company relating to the offering. The Company has honored all conversions tendered and has accrued an amount it believes adequate to cover all damages relating to the conversions.

On January 30, 1998, Arbinter Omnivalor S.A. ("Arbinter") filed a "Motion for appointment of receiver for failure to obey order of court" in the Court of Chancery of the State of Delaware in and for New Castle County (C.A. No. 15788-
NC). Arbinter alleges that the Company failed to pay $400,000 of damages and interest related to Arbinter's conversion of its debentures and additionally failed to issue unrestricted shares for some of the conversions.

Another October 1996 Regulation S Investor, Buchanan Partners Ltd. ("Buchanan"), has received a judgment in its favor of $1,050,000. Buchanan alleged the Company failed to timely issue the stock certificates thereby resulting in damages equating to the judgment amount.

                          CHANTAL PHARMACEUTICAL CORPORATION
ITEM 2.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company is experiencing a severe cash flow shortage and is delinquent in payments of its operating expenses. At the present time, and during the nine months ended March 31, 1998, its primary sources of cash revenue are: (i) its telemarketing sales, (ii) its own July 1997 launched sales to North American retail outlets, (iii) payments by Stanson Marketing Inc., from Stanson's collection of its outstanding accounts receivable relating to Chantal Skin Care products and (iv) payments by Stanson from sales of Chantal Skin Care products on Home Shopping Network.

The Company's telemarketing operations and retail sales for the nine months ended March 31, 1998 aggregated approximately $232,000 per month (see RESULTS OF
OPERATIONS).   During the nine months, the Company also received approximately
$1,165,000 from Stanson and $318,000 of loans from Chantal Burnison, the Company's Chairman and Chief Executive Officer.

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

In second fiscal quarter, 1998 the Company, in consult with investment bankers, retained crisis management financial and operational advisors to (i) evaluate its retail marketing operations, (ii) finalize an agreement with Stanson, (iii) negotiate with creditors, (iv) settle pending litigation and
(v) develop a going forward business plan. There can be no assurances, however, that all these plans can be accomplished or that sufficient cash can be realized to meet marketing and distribution plans.

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


RESULTS OF OPERATIONS

The Company announced June 9, 1997 that it had reached an Agreement in Principle with Stanson, its North American distributor, for termination of its June 1995 Marketing Agreement. Concomitant with such Agreement in Principle, the Company, through its 90% owned subsidiary, Chantal Skin Care Corporation, in July, 1997 commenced its own launch of sales of Chantal Skin Care products to U.S. and Canada retail outlets. The Company instructed
Stanson, and Stanson complied, to phase out its sales to U.S. and Canada retail and cooperate in the transitional assignment to the Company of these retail accounts. Through March 31, 1998, a substantial portion of the Company's sales to retail store customers are upon payment terms such that the retail store customers' obligations to pay the Company for the product does not arise until a product sale is made to the products' end-consumer.
Such sales are referred to, in the industry, as Point of Sale ("POS"). Additionally, the POS payment term retail outlets have the right to return unsold product to the Company. Accordingly, no revenue is recognized on such POS sales until cash is collected. During these nine months, the Company directly shipped approximately $3,388,000 of its products to retailers. A substantial portion, approximately $2,095,000 (valued at the Company's wholesale prices to the retail outlet customers), was inventory sold on POS terms. As of March 31, 1998, approximately $100,000 was recognized as revenue from POS sales.

Stanson, with agreement of the Company, continued its sale of Chantal Skin Care products to Home Shopping Network, a distribution channel established, with the permission of the Company, by Stanson. For the six months ended December 31, 1997, Sales to HSN by Stanson of the Company's products were approximately $1.5 million; the majority of which was for sale of Stanson inventory. For the three months ended March 31, 1998, additional $1.8 million of the Company's products were sold to HSN, approximately 50% of which was for sale of Stanson inventory and the Company supplied the balance of inventory needed for such sales.

After analysis and evaluation of its July 1, 1997 - March 31, 1998 own retail marketing operations and negotiations by the Company's retained crisis management financial advisor with Stanson management, an Agreement was entered into April 24, 1998 between CPC, CSCC and Stanson Marketing Inc. which essential terms and conditions include: (i) a sharing of the cash proceeds from Stanson sale of its inventory, including HSN sales; (ii) a percentage of sales fee-for-services-and-expenses expended by Stanson in its exclusive marketing of Chantal Skin Care Products sold; (iii) a performance bonus fee to Stanson if certain product sales volume milestones are met; (iv) resolution of certain accounting disputes between the parties; (v) Stanson being the exclusive billing party; and (vi) termination of the Company's February 14, 1996 UCC-1 security interest in Stanson's Chantal Skin Care Products inventory and receivables. This Agreement is for a term to expire December 31, 1998 unless Stanson marketing efforts realize calendar year 1998 sales (at wholesale prices) of Chantal Skin Care Products in excess of $15 million at December 31, 1998.

At the present time because of, among other things, the uncertainty of collection, revenue from POS sales and Stanson is recognized when cash is collected. Accordingly, the Company has established, by decreasing revenues, a 100% allowance against the Stanson receivable.

Revenue for the three and nine months periods ended March 31, 1998 decreased by 27% and 51% respectively from the comparable period in 1997. The 1997 periods included $960,000 (principally in the December quarter) of export sales to Taiwan -- there were no such sales in 1998. Revenues recognized on sales to Stanson decreased in the 1997 periods by $3.0 million for the nine months ($0.4 million for the three months) from the comparable 1997 periods. A substantial portion of the 1997 revenues were reserved as of June 30, 1997 -- see the June 30, 1997 Form 10-K. In addition, telemarketing sales decreased by 49% and 42% for the three and nine months periods.

Cost of good sold, as a percentage of revenues, for the nine months periods ended March 31, 1998 increased to 30% from 23% in the comparable period in 1997, primarily due to the effect of company implemented lower prices of product to consumers . Cost of good sold, as a percentage of revenues, for the three months periods ended March 31, 1998 was lower than the previous six months and the comparable period in 1997 primarily due to the discontinuing of operation in the Company's German subsidiary.

Marketing and other selling expenses decreased by 78% and 60% for the three and nine months periods ended March 31, 1998, as compared to the 1997 periods; primarily due to decreases in advertising expenditures of approximately $2.5 million, decreased consulting services of approximately $893,000 and decreased promotional expenditures of approximately $282,000.

General and administrative expenses increased by 25% for the three months periods ended March 31, 1998, as compared to the 1997 period. The increase is due primarily due to the Company reflecting the aforementioned $1,050,000 judgment in favor of Buchanan Partner Ltd. Otherwise, general and administrative expenses decreased by 58% and 41% for the three and nine months periods ended March 31, 1998, as compared to the 1997 periods, primarily due to decrease in legal expenses expenditure of approximately $687,000, decrease in audit expenditures of approximately $189,000 and decrease in insurance expenditures of approximately $186,000.

Interest expense relates primarily to the convertible debentures which were issued in October 1996 and which were substantially converted in the 1998 periods.

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


                                   CHANTAL PHARMACEUTICAL CORPORATION
                                   ----------------------------------
                                             (Registrant)





May 20, 1997                       BY:  /S/ CHANTAL BURNISON
                                        -------------------------
                                        CHANTAL BURNISON
                                        Chairman of the Board
                                        and Chief Executive Officer


                                       /S/ CHARLES  P. SCALZO
                                       --------------------------
                                       CHARLES P. SCALZO
                                      (Principal Financial Officer)